Form 10QSB
period 1999-03-31
SILVER STATE VENDING CORP
filed 1999-06-28
CIK 1037759

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

     For the quarterly period ended March 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

     For the transition period from __________ to _______________

     Commission file number: 0-25511

                 Silver State Vending Corporation
             (Exact name of small business issuer as
                    specified in its charter)

                              Nevada
  (State or other jurisdiction of incorporation or organization)

                           88--0860379
                (IRS Employer Identification No.)

       236 S. Rainbow Blvd., Suite 468, Las Vegas, NV 89128
             (Address of principal executive offices)

                          (702) 363-0066
                   (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes  [ ]    No   [x]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,409,500

     Transitional Small Business Disclosure Format:
                                        Yes [ ]   No [x]

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Following are the financial statements for the period ended March
31, 1999.

                SILVER STATE VENDING CORPORATION
                 (A DEVELOPMENT STAGE COMPANY)
                     FINANCIAL STATEMENTS
                          (Unaudited)
                MARCH 31, 1999 AND MARCH 31,1998

                        TABLE OF CONTENTS


                                                                Page Number


ACCOUNTANT'S REPORT ...............................................    1

FINANCIAL STATEMENT:
    Balance Sheet .................................................    2

Statement of Operations and Deficit
 Accumulated During the Development Stage .........................    3

Statement of Cash Flows ...........................................    4

Notes to the Financial Statements .................................    5

DAVID E. COFFEY
3561 Lindell Rd, Suite H Las Vegas, NV  89103
CERTIFIED PUBLIC ACCOUNTANT
(702) 871-3979


To the Board of Directors and Stockholders of Silver State Vending Corporation
Las Vegas, Nevada

The accompanying balance sheets as of March 31, 1999 and March 31, 1998 and the related statements of operations, and cash flows for the three months ended March 31, 1999 and 1998 were not audited by me and, accordingly, I do not express an opinion on them.



/S/ DAVID COFFEY
David Coffey C.P.A.
June 24, 1999

SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

                                                  March 31,       March 31,
                                                    1999           1998
                                                 ===========    ===========
ASSETS

Cash                                             $     6,743    $    17,578
Organizational costs less accumulated
 amortization                                          2,089          2,926
Deposits                                                 420            420
Inventory                                                  0             83
Prepaid expenses                                         178              0

Equipment less accumulated
 depreciation of $84                                   6,246              0
                                                       -----           -----

 Total Assets                                    $    15,676    $    21,007
                                                      ======         ======


LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable:
    Trade                                        $       492    $       185
                                                         --             ---
    Total Liabilities                                    492            185


Stockholders' Equity
 Common stock, authorized 20,000,000 shares
 at $.001 par value,  issued and outstanding
 11,409,500 shares                                    11,409         11,409
 Preferred stock, 5,000,000 shares
 at $.001 per value, no shares issued
 or outstanding                                            0              0
 Additional paid-in capital                           16,986         16,986
 Deficit accumulated during
 the development stage                               (13,211)        (7,573)
                                                      ------          ------

 Total Stockholders' Equity                           15,184         20,822


Total Liabilities and Stockholders' Equity        $   15,676    $    21,007
                                                      ======         ======




The accompanying notes are an integral part of these financial statements.

SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
FOR THE PERIOD ENDED March 31, 1999
(With Cumulative Figures From Inception)
(Unaudited)

                                                               Inception
                    January 1, 1999      January 1, 1998       Sept. 30, 1996
                  To March 31, 1999    To March 31, 1998       To Date
                  -----------------       --------------       --------------

Sales                   $       104      $          251        $       1,009
Cost of sales                   (80)                100                 (397)
                                ---                 ---                  ---
Gross margin                     24                 151                  612

Expenses
 Accounting                       0               2,500                2,500
 Amortization                   209                 209                2,096
 Advertising                      0                   0                  125
 Consulting                     300                 695                4,220
 Depreciation                    21                   0                   84
 Licenses and fees            2,364                  75                3,000
 Office expenses                  0                 431                  566
 Rent                           267                   0                  890
 Tax                             10                   0                   10
 Travel                           0                 332                  332
                              -----               -----                -----

Total expenses                3,171               4,242               13,823


Net loss                     (3,147)             (4,091)      $      (13,211)
                                                                      ======

Deficit accumulated,
beginning of period         (10,064)             (3,482)
                            -------               ------

Deficit accumulated during
the development stage     $ (13,211)             (7,573)
                             ======              ======



The accompanying notes are an integral part of these financial statements.

THE SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD ENDED March 31, 1999
(With Cumulative Figures From Inception)
(Unaudited)

                                                                                 Inception
                                       January 1, 1999     January 1, 1998       Sept. 30, 1996
                                         March 31,1999     To March 31, 1998     To Date
                                          -----------       ---------------      --------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net loss                                  $   (3,147)         $    (4,091)         $    (13,211)
Noncash expenses included in net loss
     Amortization                                209                  209                 2,096
     Depreciation                                 21                    0                    84
(Decrease)Increase in accounts payable          (383)              (2,000)                  492
Increase in deposits                               0                    0                  (420)
Decrease(Increase) in prepaid expenses           267                    0                  (178)
Increase in Inventory                              0                  (83)                    0
                                              ------               ------                  -----

      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                    (3,033)              (5,965)              (11,137)

CASH FLOWS USED BY INVESTING ACTIVITIES
    Organizational costs                           0                    0                   185
    Purchase of equipment                          0                    0                 6,330
                                               -----                -----                  ----

    NET CASH USED BY
    INVESTING ACTIVITIES                           0                    0                 6,515

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                            0                    0                 3,409
   Additional paid-in capital                      0                    0                21,686
   Less offering costs                             0                 (600)                 (600)
                                               -----                 -----                -----

   NET CASH PROVIDED BY
   FINANCING ACTIVITIES                            0                  600                24,495
                                              ------                -----                 -----

   NET INCREASE(DECREASE)                     (3,033)              (6,565)             $  6,843
                                                                                          =====
CASH AT BEGINNING OF PERIOD                    9,776               24,143
                                              ------               ------

CASH AT END OF PERIOD                      $   6,743               17,578
                                               =====               ------

Supplemental disclosure of cash flow information:
 Issuance of common stock in exchange
 for services                              $       0          $         0             $   8,000
                                              ======               ======                 =====

The accompanying notes are an integral part of these financial statements.

SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
March 31, 1999 and March 31, 1998


NOTES TO THE FINANCIAL STATEMENTS


Silver State Vending Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 1999, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in the audited financial statements for the fiscal year ended December 31, 1998 as filed in the Registration Statement filed on Form 10-SB.

UNAUDITED INFORMATION

The information furnished herein was take in from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal Year.

Item 2.  Management's Discussion and Analysis or Plan of
Operation

GENERAL

     The Company currently operates at 236 S. Rainbow Bl., Suite
468, Las Vegas, Nevada 89128. The Company's principal business is providing bulk vending goods to the greater Las Vegas area, as well as southern Nevada.

Results of Operations for the Quarter Ended March 31, 1999
-------------------------------------------------------------

     Revenues were down by $140 due to first time initial sales during the first quarter of 1998 to prospective customers. The expenditures decreased during the first quarter of 1999 as compared to the first quarter 1998 due to the initial expenditures of travel in setting up the sales and purchase contacts of $332, office supplies of $431 and initial vending consulting fees of $300.

     The following is a discussion of the results of operations for the quarter ended March 31, 1999.

     Total revenues for the quarter ended March 31, 1999 were $104 as compared to $251 in the same quarter of 1998. The decrease in sales during the first quarter of 1999 is due to first time initial sales during the first quarter of 1998 to prospective customers.

     Total costs and expenses decreased for the quarter ended
March 31, 1999 as compared to the same period of 1998 by $1,071, to $3,171 from $4,242. The increased expenses in 1998 are due to the initial expenditures of travel, office supplies and consulting fees of setting up vending contacts.

     The net income for the quarter ended March 31, 1999 was $<3,147> as compared to $<4,091> during the first quarter of 1998. This represents an increase in net income of $944, due in large part to the decreased expenses.

Liquidity and Capital Resources

     Cash as of March 31, 1999 was $6,743 as compared to $17,578 as of March 31, 1998. During the last quarter of 1997, the Company completed a small public stock offering. Due to the proceeds from the stock offering and expenditures related to the purchase of vending machines, the Company had increased cash during the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1999.

PLAN OF OPERATION

     During the next twelve months the Company's plan of operation is dependent upon management's ability to purchase, place and service the Company's vending machines. The Company will rely upon management's abilities and years of experience in the vending industry, both in the bulk and refrigerated vending sectors.

     The Company in the next twelve months is looking to implement the services of J & S Vending & Locating as an additional avenue for placement of vending machines in high profile areas. J & S Vending & Locating, a division of The J & S Group of Cedar Hills, TX., offers the following services which the company feels are beneficial for growth and expansion:

     1) The right to reject any location up front for any reason.

     2) 45 day on site guarantee if you lose that location for any reason within the 45 days J & S Vending and Locating will replace that location to you at no charge

     3) 30 day guarantee if your machine makes $10.00 or less than J & S Vending & Locating will replace that location at no charge.

     These services, along with managements current exposure to a large portion of the apartment industry in southern Nevada, due other responsibilities of management, the company feels it can expand its business base.

     During the next twelve months, the Company's cash requirements will include its lease payments on the Company's office space in Las Vegas, Nevada, as well as miscellaneous overhead. Management believes that the Company's existing cash resources and cash generated from operations will be sufficient to fund the Company's ongoing operations through the remainder of 1999 and be sufficient to provide for the foregoing cash requirements for day to day operations in the next twelve months. There is no guarantee that the budgeted funds will be sufficient to achieve these goals.

     Management believes that it will not achieve profitability until it is able to realize approximately $5,000 in gross sales per month. The Company has no guarantee that it will be able to achieve this goal in the next twelve months.

     The Company may require additional funds and time to achieve these goals. Even if the Company begins generating revenues, it could require additional funding for expansion. The Company may find it difficult to succeed in securing additional financing. The Company may be able to attract some private investors, or an officer and/or director may be willing to make additional cash contributions, advancements or loans. Or, as an alternative, the Company could attempt some form of debt or equity financing.

YEAR 2000 ISSUES
-----------------

     The Company has conducted a comprehensive review of its computer, telephone and alarm systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue.

     The issue pertains to whether or not computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The company is heavily dependent on computer processing in the conduct of its business activities.

     The Company has identified three areas which could be affected by the Year 2000 issue: computer systems, shipping services and telephone systems.

    A.     Computer Systems

           The Company uses a variety of computer software packages to operate the business, the majority of which are small "canned" programs which are used in day-to-day operations. The Company has reviewed the software it uses (i.e., Microsoft Office with the upgrade to Microsoft Office 2000 and related programs) and has been assured by Microsoft Corporation that its products that it uses are new enough to not be affected by any Year 2000 issues.

     B.    Shipping Services

           The Company currently uses the United Parcel Service for parts for the vending equipment. The Company was assured by a spokesperson for United Parcel Service that there will be no interruption by the Year 2000 and will not be affected adversely by any Year 2000 concerns.

     C.    Telephone Systems

           The Company uses the only local carrier in Las Vegas, Sprint, for its telephone system. Sprint uses a Nortel DMS 100 system which will accommodate Y2K issues.

           The Company will experience no additional costs to upgrade or modify the phone systems to accommodate any Year 2000 issues.

     Based on the review of the computer systems, management does not believe the cost of remediation will be material to the Company's financial position and result of operations.

                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Item            Description
     --------        ----------------------------------------------------
     27              Financial Data Schedule


(b)  Reports on Form 8-K

     No Reports on Form 8-K have been filed for the quarter ended
     March 31, 1999.


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SILVER STATE VENDING CORPORATION



June 25, 1999                 By:  /s/ ARVON BURTON
                                   Arvon Burton
                                   Treasurer (Chief Financial Officer)
                                   and duly authorized officer