Form 10QSB
period 1999-06-30
SILVER STATE VENDING CORP
filed 1999-08-13
CIK 1037759

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

     For the quarterly period ended June 30, 1999

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

       236 S. Rainbow Blvd., Suite 496, Las Vegas, NV 89128
             (Address of principal executive offices)

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

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited condensed financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 1998 included in the Company's Form 10-SB12G. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

                 SILVER STATE VENDING CORPORATION
                 (A DEVELOPMENT STAGE COMPANY)
                     FINANCIAL STATEMENTS
                          (Unaudited)
                 JUNE 30, 1999 AND JUNE 30,1998

TABLE OF CONTENTS


                                                                Page Number


ACCOUNTANT'S REPORT ...............................................    1

FINANCIAL STATEMENT:

Balance Sheet .....................................................    2

Statement of Operations and Deficit
 Accumulated During the Development Stage .........................    3

Statement of Changes in Stockholders' Equity ......................    4

Statement of Cash Flows ...........................................    5

Notes to the Financial Statements .................................    6

DAVID E. COFFEY
3561 Lindell Rd, Suite H Las Vegas, NV  89103
CERTIFIED PUBLIC ACCOUNTANT
(702) 871-3979


To the Board of Directors and Stockholders of Silver State Vending Corporation
Las Vegas, Nevada

The accompanying balance sheet of Silver State Vending Corporation (a development stage company) as of June 30, 1999 and the related statements of operations, stockholders' equity and cash flows for the three months and six months ended June 30, 1999 and 1998 and from inception on September 30, 1996 through June 30, 1999 were not audited by me and, accordingly, I do not express an opinion on them. The accompanying balance sheet as of December 31, 1998 was audited by me and I expressed an unqualified opinion on it in my report dated March 12, 1999.




/s/ DAVID COFFEY
David Coffey C.P.A.
August 4, 1999

SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

                                                    June 30,     December 31,
                                                       1999             1998
                                                     ------           ------
                                                   Unaudited

ASSETS

Cash                                             $     1,785    $     9,776
Organizational costs less accumulated
 amortization                                          1,880          2,298
Deposits                                                 420            420
Prepaid expenses                                         460            445
Equipment less accumulated
 depreciation                                          6,225          6,267
                                                       -----          -----

 Total Assets                                    $    10,770    $    19,206
                                                      ======         ======


LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable:
    Trade                                        $       233    $       875
                                                         ---            ---
    Total Liabilities                                    233            875


Stockholders' Equity
 Common stock, authorized 20,000,000 shares
 at $.001 par value,  issued and outstanding
 11,409,500 shares                                    11,409         11,409
 Preferred stock, 5,000,000 shares
 at $.001 per value, no shares issued
 or outstanding                                            0              0
 Additional paid-in capital                           16,986         16,986
 Deficit accumulated during
 the development stage                               (17,858)       (10,064)
                                                      ------         ------

 Total Stockholders' Equity                           10,537         18,331


Total Liabilities and Stockholders'
Equity                                            $   10,770    $    19,206
                                                      ======         ======





The accompanying notes are an integral part of these financial statements.

SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)
(Unaudited)


                 For the Three  For the Three  For the Six    For the Six    Inception
                 Months Ended   Months Ended   Months Ended   Months Ended   Sept. 30, 1996
                 June 30, 1999  June 30, 1998  June 30, 1999  June 30, 1998  To June 30, 1999
                 -------------  -------------  -------------  -------------  -------------
Sales                $     97     $       165      $     201      $     417     $     1,106
Cost of sales             (42)            (66)          (122)          (167)           (439)
                           ---             ---           ---            ---             ---
Gross margin               55              99             79            250             667

Expenses
 Amortization             209             209            418            418           2,305
 Advertising                0             125              0            125             125
 Consulting               300             625            600          1,320           4,520
 Depreciation              21               0             42              0             105
 Licencing and fees        45               0            314             75             950
 Office expenses            7               0             17            431             583
 Professional fees      3,850               0          5,945          2,500           8,445
 Rent                     270              89            537             89           1,160
 Travel                     0               0              0            332             332
                        -----           -----          -----          -----           -----

Total expenses          4,702           1,048          7,873          5,290          18,525

Net loss               (4,647)          ( 949)        (7,794)        (5,040)     $  (17,858)
                                                                                     ======

Deficit accumulated,
beginning of period   (13,211)         (7,573)       (10,064)        (3,482)
                       ------          ------         ------          ------

Deficit accumulated
during the
development stage   $ (17,858)      $  (8,522)     $ (17,858)      $ (8,522)
                      =======           =====         ======          =====
Earnings (loss) per share
  Assuming Dilution: $   (.00)      $    (.00)     $    (.00)      $   (.00)      $   (.00)
                        =====           =====          =====          =====           =====


The accompanying notes are an integral part of these financial statements.

SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD FROM September 30, 1996 (Date of Inception)
To June 30, 1999

                                                                  Additional
                                           Common Stock           Paid-in
                                           Shares       Amount    Capital        Total
                                           ------       ------    -------        ------
Balance,
September 30, 1996                             -      $      -   $      --  $       --

Issuance of common
stock for services                      8,000,000        8,000           0        8,000

Issuance of common                      1,000,000        1,000           0        1,000
stock for cash

Less net loss                                   0            0           0         (210)
                                        ---------       ------       -----        ------

Balance,
December 31, 1996                       9,000,000        9,000           0        8,790

Issuance of common
stock for cash                          2,409,500        2,409      21,686       24,095
Less offering cost                              0            0      (4,100)      (4,100)
Less net loss                                   0            0           0       (3,272)
                                      -----------      -------      ------      -------

Balance,
December 31, 1997                      11,409,500       11,409      17,586       25,513

Less net loss                                   0            0           0       (6,582)
Less offering cost                              0            0        (600)        (600)
                                       ----------      -------      ------        ------

Balance,
December 31, 1998                      11,409,500     $ 11,409    $ 16,986     $ 18,331

Less net loss                                   0            0           0       (3,147)
                                       ----------       ------       -----        ------

Balance,
March 31, 1999                        11,409,500      $ 11,409    $ 16,986     $ 15,184

Less net loss                                  0             0           0       (4,647)
                                       ---------        ------       -----       ------
March 31, 1999                        11,409,500      $ 11,409    $ 16,986    $  10,537
                                      ==========        ======      ======       ======



The accompanying notes are an integral part of these financial statements.

THE SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(With Cumulative Figures From Inception)
(Unaudited)

                                            For the Three  For the Three  For the Six    For the Six    Inception
                                            Months Ended   Months Ended   Months Ended   Months Ended   Sept. 30, 1996
                                            June 30, 1999  June 30, 1998  June 30, 1999  June 30, 1998  To June 30, 1999
                                            -------------  -------------  -------------  -------------  -------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net loss                                       $  (4,647)     $    (949)    $   (7,794)  $     (5,040)    $   (17,858)
Noncash expenses included in net loss
     Amortization                                    209            209            418            418           2,305
     Depreciation                                     21              0             42              0             105
(Decrease)Increase in accounts payable              (259)             0           (642)        (2,000)            233
Increase in deposits                                   0              0              0              0            (420)
Decrease(Increase) in prepaid expenses              (282)          (978)           (15)          (978)           (460)
(Increase)Decrease in Inventory                        0             66              0            (17)              0
                                                  ------         ------          -----          -----           -----

      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                        (4,958)        (1,652)        (7,991)        (7,617)         (16,095)

CASH FLOWS USED BY INVESTING ACTIVITIES
    Organizational costs                               0              0              0              0              185
    Purchase of equipment                              0          5,000              0          5,000            6,330
                                                   -----          -----          -----          -----            -----

    NET CASH USED BY
    INVESTING ACTIVITIES                               0          5,000              0          5,000            6,515

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                0              0              0              0            2,409
   Additional paid-in capital                          0              0              0              0           21,686
   Less offering costs                                 0              0              0           (600)             (700)
                                                   -----           ----          -----          -----             -----

   NET CASH PROVIDED BY
   FINANCING ACTIVITIES                               0               0              0           (600)           24,395
                                                 ------           -----          -----          -----            -----
   NET INCREASE(DECREASE)                        (4,958)         (6,652)        (7,991)       (13,217)      $    1,785
                                                                                                                 =====
CASH AT BEGINNING OF PERIOD                       6,743          17,578          9,776         24,143
                                                 ------          ------          -----          -----

CASH AT END OF PERIOD                          $  1,785       $  10,926        $ 1,785       $ 10,926
                                                 ======          ======         ======         ======

Supplemental disclosure of cash flow information:
 Issuance of common stock in exchange
 for services                                                                                                $   8,000
                                                                                                                ======




The accompanying notes are an integral part of these financial statements.

SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
JUNE 30, 1999 and JUNE 30, 1998


NOTES TO THE FINANCIAL STATEMENTS


Silver State Vending Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 1999, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in the audited financial statements for the fiscal year ended December 31, 1998 as filed in the Registration Statement filed on Form 10-SB.


UNAUDITED INFORMATION


The information furnished herein was taken from books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results form operations expected for the full fiscal year.

Item 2.  Management's Discussion and Analysis or Plan of
         Operation

     This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding the placing of equipment, future cash requirements, future profitablity and year 2000 issues are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain.
The Company's actual results may differ significantly from management's expectations.


GENERAL

The Company currently operates at 236 S. Rainbow Bl., Suite 496,
Las Vegas, Nevada 89128. The Company's principal business is providing bulk vending goods to the greater Las Vegas area, as well as southern Nevada.

Results of Operations for the Six Months Ended June 30, 1999.

Revenues for the six months ended June 30, 1999 were $201, which is $216 less than the $417 in revenue for the six months ended June 30, 1998. Management of the Company attributes this decreased revenue to having less vending machines in service during this period in 1999. Conversely, the Company's expenditures increased during the six months ended
June 30, 1999 by $2,583. During the first six months of 1998 the Company's expenses were $5,290 vs. $7,873 during the same period of 1999. Management attributes the increased expenses to the cost associated with the preparation of quarterly financial reports and filing with the NASD, through a market maker, to seek listing of the Company's common stock on the OTC Bulletin Board.

The net income for the six months ended June 30, 1999 was $(7,794) as compared to $(5,040) during the six months ended June 30, 1998. This represents a decrease in net income of $2,754, due in large part to the increased expenses.

Liquidity and Capital Resources

Cash as of June 30, 1999 was $1,785 as compared to $9,776 as of June 30, 1998.

PLAN OF OPERATION

During the next twelve months the Company's plan of operation is dependent upon management's ability to purchase, place and service the Company's vending machines. The Company will rely upon management's abilities and years of experience in the vending industry, both in the bulk and refrigerated vending sectors.

During the next twelve months, the Company's cash requirements will include its lease payments on the Company's office space in Las Vegas, Nevada, as well as rental of storage space and miscellaneous overhead. Management believes that the Company's existing cash resources and cash generated from operations will be sufficient to fund the Company's ongoing operations through the remainder of 1999 and be sufficient to provide for the foregoing cash requirements for day to day operations in the next twelve months. There is no guarantee that the budgeted funds will be sufficient to achieve these goals. Management believes that it will not achieve profitability until it is able to realize approximately $5,000 in gross sales per month. The Company has no guarantee that it will be able to achieve this goal in the next twelve months. The Company may require additional funds and time to achieve these goals. Even if the Company begins generating revenues, it could require additional funding for expansion. The Company may find it difficult to succeed in securing additional financing. The Company may be able to attract some private investors, or an officer and/or director may be willing to make additional cash contributions, advancements or loans. Or, as an alternative, the Company could attempt some form of debt or equity financing.

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


                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Item            Description
     --------       ----------------------------------------------------
     27              Financial Data Schedule


(b)  Reports on Form 8-K

     No Reports on Form 8-K have been filed for the quarter ended
     June 30, 1999.

Items 1, 2, 3, 4 and 5 of Part II have been omitted as inapplicable

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SILVER STATE VENDING CORPORATION



August 12, 1999               By:  /s/ ARVON BURTON
                              Arvon Burton
                              Treasurer (Chief Financial Officer)
                              and duly authorized officer