Form 10QSB
period 1999-09-30
SILVER STATE VENDING CORP
filed 1999-11-09
CIK 1037759

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           Form 10-QSB


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES ACT OF 1934

     For the quarterly period ended September 30, 1999

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


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes  [x]    No   [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,409,500

     Transitional Small Business Disclosure Format:
                           Yes [ ]   No [x]

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited condensed financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 1998 included in the Company's Form 10-SB12G. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

                 SILVER STATE VENDING CORPORATION
                   (A DEVELOPMENT STAGE COMPANY)
                        FINANCIAL STATEMENTS
                             (Unaudited)
               September 30, 1999 AND September 30,1998

                         TABLE OF CONTENTS

                                                    Page Number
                                                    -----------

ACCOUNTANT'S REPORT ....................................    1

FINANCIAL STATEMENT:

Balance Sheet ..........................................    2

Statement of Operations and Deficit
 Accumulated During the Development Stage ..............    3

Statement of Changes in Stockholders' Equity ...........    4

Statement of Cash Flows ................................    5

Notes to the Financial Statements ......................    6

DAVID E. COFFEY
3561 Lindell Rd, Suite A Las Vegas, NV  89103
CERTIFIED PUBLIC ACCOUNTANT
(702) 871-3979

To the Board of Directors and Stockholders of Silver State Vending Corporation
Las Vegas, Nevada


The accompanying balance sheet of Silver State Vending Corporation (a development stage company) as of September 30, 1999 and the related statements of operations, stockholders' equity and cash flows for the three months and nine months ended September 30, 1999 and 1998 and from inception on September 30, 1996 through September 30, 1999 were not audited by me and, accordingly, I do not express an opinion on them. The accompanying balance sheet as of December 31, 1998 was audited by me and I expressed an unqualified opinion on it in my report dated March 12, 1999.



/s/ DAVID COFFEY
David Coffey C.P.A.
October 22, 1999

SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

                                                 September 30,   December 31,
                                                     1999            1998
                                                 -----------    -----------
                                                  Unaudited

ASSETS

Cash                                             $       407    $     9,776
Organizational costs less accumulated
 amortization                                          1,670          2,298
Deposits                                                 420            420
Prepaid expenses                                         184            445
Equipment less accumulated
 depreciation                                          6,204          6,267
                                                 -----------    -----------

 Total Assets                                    $     8,885    $    19,206
                                                 ===========    ===========

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable:
    Trade                                        $       185    $       875
                                                 -----------    -----------
    Total Liabilities                                    185            875


Stockholders' Equity
 Common stock, authorized 20,000,000 shares
 at $.001 par value,  issued and outstanding
 11,409,500 shares                                    11,409         11,409
 Preferred stock, 5,000,000 shares
 at $.001 per value, no shares issued
 or outstanding                                            0              0
 Additional paid-in capital                           16,986         16,986
 Deficit accumulated during
 the development stage                               (19,695)       (10,064)
                                                 -----------    -----------

 Total Stockholders' Equity                            8,700         18,331


Total Liabilities and Stockholders'
Equity                                           $     8,885    $    19,206
                                                 ===========    ===========


The accompanying notes are an integral part of these financial statements.

SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE
(With Cumulative Figures From Inception)
(Unaudited)


                 For the Three   For the Three   For the nine   For the nine    Inception
                 Months Ended    Months Ended    Months Ended   Months Ended    Sept. 30, 1996 To
                 Sept. 30, 1999  Sept. 30, 1998  Sept.30, 1999  Sept. 30, 1998  Sept. 30, 1999
                 --------------  --------------  -------------- --------------  --------------
Sales                $     64     $       324      $     265      $     740     $     1,170
Cost of sales             (47)           (121)          (169)          (288)           (486)
                     --------     -----------      ---------      ---------     -----------
Gross margin               17             203             96            452             685

Expenses
 Amortization             209             209            628            628           2,515
 Advertising                0               0            125            125             125
 Consulting               300             300            900          1,620           4,820
 Depreciation              21              32             63             32             126
 Licensing and fees       110             204            424            279           1,061
 Office expenses           43              45             61            476             627
 Professional fees        850               0          6,795          2,500           9,295
 Rent                     321             266            858            355           1,479
 Travel                     0               0              0            332             332
                     --------     -----------      ---------      ---------     -----------

Total expenses          1,854           1,056          9,729          6,347          20,380

Net loss               (1,837)          ( 853)        (9,633)        (5,895)     $  (19,695)
                     ========     ===========      =========      =========     ===========

Deficit accumulated,
beginning of period   (17,858)         (8,522)       (10,062)        (3,480)
                     --------     -----------      ---------      ---------

Deficit accumulated
during the
development stage    $(19,695)    $    (9,375)     $ (19,695)     $  (9,375)
                     ========     ===========      =========      =========

Earnings (loss) per share
  Assuming Dilution: $   (.00)    $      (.00)     $    (.00)     $    (.00)    $      (.00)
                     ========     ===========      =========      =========     ===========



The accompanying notes are an integral part of these financial statements.

SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD FROM September 30, 1996 (Date of Inception)
To September 30, 1999

                                                                  Additional
                                            Common Stock          Paid-in
                                         Shares        Amount     Capital      Total
                                       ----------     --------    --------   ----------
Balance,
September 30, 1996                             -      $     -     $     --   $       --

Issuance of common
stock for services                      8,000,000        8,000           0        8,000

Issuance of common                      1,000,000        1,000           0        1,000
stock for cash

Less net loss                                   0            0           0         (210)
                                       ----------     --------    --------   ----------

Balance,
December 31, 1996                       9,000,000        9,000           0        8,790

Issuance of common
stock for cash                          2,409,500        2,409      21,686       24,095
Less offering cost                              0            0      (4,100)      (4,100)
Less net loss                                   0            0           0       (3,272)
                                       ----------     --------    --------   ----------

Balance,
December 31, 1997                      11,409,500       11,409      17,586       25,513

Less net loss                                   0            0           0       (6,582)
Less offering cost                              0            0        (600)        (600)
                                       ----------     --------    --------   ----------

Balance,
December 31, 1998                      11,409,500     $ 11,409    $ 16,986   $   18,331

Less net loss                                   0            0           0       (3,147)
                                       ----------     --------    --------   ----------

Balance,
March 31, 1999                         11,409,500     $ 11,409    $ 16,986   $   15,184

Less net loss                                   0            0           0       (4,647)
                                       ----------     --------    --------   ----------

Balance,
June 30, 1999                          11,409,500       11,409      16,986       15,184

Less net loss                                   0            0           0       (1,837)
                                       ----------     --------    --------   ----------

Balance
September 30, 1999                     11,409,500     $ 11,409    $ 16,986   $    8,700
                                       ==========     ========    ========   ==========

The accompanying notes are an integral part of these financial statements.

THE SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(With Cumulative Figures From Inception)
(Unaudited)

                                            For the Three  For the Three  For the Six    For the Six    Inception
                                            Months Ended   Months Ended   Months Ended   Months Ended   Sept. 30, 1996
                                          Sept. 30, 1999  Sept. 30, 1998 Sept. 30, 1999 Sept. 30, 1998  To Sept.30, 1999
                                            -------------  -------------  -------------  -------------  -------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net loss                                       $  (1,837)     $    (853)    $   (9,633)  $     (5,895)    $   (19,695)
Noncash expenses included in net loss
     Amortization                                    209            209            628            627           2,514
     Depreciation                                     21             32             63             32             126
(Decrease)Increase in accounts payable              ( 47)           390           (690)        (1,610)            176
Increase in deposits                                   0              0              0              0            (420)
Decrease(Increase) in prepaid expenses               276            266            259           (713)           (174)
(Increase)Decrease in Inventory                        0             16              0              0               0
                                               ---------      ---------     ----------    -----------     -----------

      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                        (1,378)            60         (9,369)        (7,557)        (17,473)

CASH FLOWS USED BY INVESTING ACTIVITIES
    Organizational costs                               0              0              0              0             185
    Purchase of equipment                              0          1,330              0          6,330           6,330
                                               ---------      ---------     ----------    -----------     -----------

    NET CASH USED BY
    INVESTING ACTIVITIES                               0          1,330              0          6,330           6,515

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                0              0              0              0           2,409
   Additional paid-in capital                          0              0              0              0          21,686
   Less offering costs                                 0              0              0            600            (700)
                                               ---------      ---------     ----------    -----------     -----------

   NET CASH PROVIDED BY
   FINANCING ACTIVITIES                                0              0              0            600          24,395
                                               ---------      ---------     ----------    -----------     -----------
   NET INCREASE(DECREASE)                         (1,378)        (1,270)        (9,369)       (14,487)    $       407
                                                                                                          ===========
CASH AT BEGINNING OF PERIOD                        1,785         10,926          9,776         24,143
                                               ---------      ---------     ----------    -----------

CASH AT END OF PERIOD                          $     407      $   9,956     $      407    $     9,656
                                               =========      =========     ==========    ===========

Supplemental disclosure of cash flow information:
 Issuance of common stock in exchange
 for services                                                                                             $     8,000
                                                                                                          ===========


The accompanying notes are an integral part of these financial statements.

SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
September 30, 1999 and September 30, 1998


NOTES TO THE FINANCIAL STATEMENTS


Silver State Vending Corporation (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 1999, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in the audited financial statements for the fiscal year ended December 31, 1998 as filed in the Registration Statement filed on Form 10-SB.


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

Results of Operations for the nine Months Ended September 30, 1999.
-------------------------------------------------------------------

    Revenues for the nine months ended September 30, 1999 were $265, which is $475 less than the $740 in revenue for the nine months ended September 30, 1998. Management of the Company attributes this decreased revenue to having less vending machines in service during this period in 1999. Conversely, the Company's expenditures increased during the nine months ended September, 1999 by $3,382. During the first nine months of 1998 the Company's expenses were $6,347 vs. $9,729 during the same period of 1999. Management attributes the increased expenses to the cost associated with the preparation of quarterly financial reports and filing in compliance with SEC reporting requirements.

     The net income for the nine months ended September 30, 1999 was $(9,633) as compared to $(5,895) during the nine months ended
September, 1998. This represents a decrease in net income of $3,738, due in large part to the decrease in income and the increase in expenditures.

Liquidity and Capital Resources
-------------------------------

     Cash as of September 30, 1999 was $407 as compared to $9,776 as of September 30, 1998.

PLAN OF OPERATION

     During the next twelve months the Company's plan of operation is dependent upon management's ability to place and service the Company's vending machines. The Company will rely upon management's abilities and years of experience in the vending industry.

     Management of the Company is currently seeking a locator company that specializes in placing vending machines in high profile locations. Management intends to evaluate the feasibility of using such a service once enough information is collected with which to evaluate. The Company has not yet entered into any negotiation or agreements with any such service.

     During the next twelve months, the Company's cash requirements will include its lease payments on the Company's office space in Las Vegas, Nevada, as well as rental of storage space and miscellaneous overhead. Management believes that the Company's existing cash resources and limited revenues generated from operations will not be sufficient to fund the Company's ongoing operations and foregoing cash requirements for day to day operations in the next twelve months.

     If the Company does not succeed in seeing limited revenues or, at minimum, the potential of limited revenues, in the next twelve months, it may be forced to discontinue operations unless it is able to raise sufficient capital to continue pursuing its business plan. Management is not experienced in developmental companies and may not have estimated its needs for advertising and associated expenses in acquiring a client base accurately. The Company may require additional funds and time to achieve these goals. Even if the Company begins generating revenues, it could require additional funding for expansion. It may be difficult for the Company to succeed in securing additional financing. The Company may be able to attract some private investors, or officers and directors may be willing to make additional cash contributions, advancements or loans. Or, in the alternative, the Company could attempt some form of debt or equity financing. However, there is no guarantee that any of the foregoing methods of financing would be successful. If the Company fails to achieve at least a portion of its business goals in the next twelve months with the funds available to it, there is substantial uncertainty as to whether it will continue operations.

YEAR 2000 ISSUES

     The Company has conducted a comprehensive review of its computer, telephone and alarm systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. The issue pertains to whether or not computer systems will properly recognize date-sensitive information when the year changes to 2000.

     Management believes that the Company's accounting and operational systems are year 2000 compliant. The Company is not dependent on computers other than for its internal bookkeeping which is done on a system that is Year 2000 compliant, Microsoft Office 2000. The Company has no relationship with any third parties which are not Y2K compliant. The Company's bank has reported that it is Year 2000 compliant.

                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Item            Description
     --------
----------------------------------------------------
     27              Financial Data Schedule


(b)  Reports on Form 8-K

     No Reports on Form 8-K have been filed for the quarter ended
     September 30, 1999.

Items 1, 2, 3, 4 and 5 of Part II have been omitted as inapplicable

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SILVER STATE VENDING CORPORATION



November 5, 1999              By: /s/ ARVON BURTON
                              Arvon Burton
                              Treasurer (Chief Financial Officer)
                              and duly authorized officer