Form 10KSB
period 1999-12-31
SILVER STATE VENDING CORP
filed 2000-04-07
CIK 1037759

UNITED STATES
             U.S. SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549
                            FORM 10-KSB


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______ to ______

Commission file number: 0-25511


                   SILVER STATE VENDING CORPORATION
       -----------------------------------------------------
          (Name of Small Business Issuer in its charter)


      Nevada                              88-0860379
      ----------                          -------------
(State or other jurisdiction of           (I.R.S. employer
incorporation or organization)             identification
                                           number)


236 S. Rainbow Bl., Suite 468, Las Vegas, Nevada 89128
----------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Issuer's Telephone Number:      (702) 363-0066

Securities registered under Section 12(b) of the Act:

            Title of each class:  n/a

            Name of each exchange on which registered:  n/a

Securities registered under Section 12(g) of the Act:

            Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period  that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.
      Yes  [x]    No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $315.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     None (No public market exist for the Company's common stock.)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of December 31, 1999 the Company has issued and outstanding 11,409,500 shares of common stock.

No documents have been incorporated by reference.

Transitional Small Business Disclosure Format:  Yes [ ]  No  [x]

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Silver State Vending Corporation (the "Company") was organized as a Nevada corporation on September 30, 1996. The Company currently provides coin-operated vending services to the city of Las Vegas, Nevada. To date, the Company has concentrated on the sale of bulk candy.

PRINCIPAL PRODUCTS AND MARKETS

     Currently, the Company's revenue relies on the "VENDESIGN," four in one carousel machine, for the sale of bulk candy. The Company will use national brand named candy products in its machines, such as M&M peanuts, Mike & Ike, Boston Baked Beans, Hot Tamales, Skittles, Jelly beans, and a variety of nut products. In general, bulk candy ranges from gum balls to Swedish mints, with the type of products used in the machines determined by the location, foot traffic, age and type of audience, and in many cases, the owner of where the machine is placed.

     The "VENDESIGN," four in one carousel machine is one of the most efficient machines in the market place. These machines display 374 square inches of candy in four large canisters, while occupying approximately one square foot of floor space. Management believes that this is a great advantage over the bulkier vending machines and enables the Company to place a larger quantity of machines.

     The Company's main focus has been on locating areas of high traffic and visibility to place machines. Concentrating on the performance of the machines, coupled with servicing and maintaining of the machines the Company believes that a personal relationship with their clients will increase productivity. The Company feels that clients are historically being over looked or even neglected after the placement of the machines. In today's business world other companies have over-looked the need to be in direct contact with clients, thus creating a market to those companies that will devote time to the individual needs of each client.

     Mr. Burton, the Company's Secretary, plans to devote his full attention to the affairs of the Company in the year 2000.

METHODS OF DISTRIBUTION

     The Company's business is dependent upon Management's ability to place and service its vending machines. The Company will rely upon Management's abilities and years of experience in the vending industry.

     The Company relies upon word-of-mouth and referrals to help establish its client base. To date the Company has generated a large portion of its client base from these referrals. When the Company is able to better identify and focus on more specific markets it will adjust its distribution methods accordingly.

SUPPLIERS

     The Company obtains its bulk candy from a number of sources. Its principal suppliers are Sam's Club, as well as Price Costco wholesale distributors located in Las Vegas, Nevada. The Company has no exclusive arrangements with any company and therefore, may obtain its products from any source. Relationships have been established at executive levels within the Company's suppliers in order to ensure quality products, contain costs, and receive superior service.

COMPETITION

     The Company anticipates competition from the already well-established national vending/bottling distributors such as, the Pepsi-Cola Company, the Coca Cola Bottling Company of Las Vegas, Frito-Lay Inc., and from local based operations such as Horizon Vending Corporation, Snac's Incorporated, Southwest Services, and Weymouth Distributing Company Inc., who offer vending machines, bulk candy, service contacts, sales routes and services similar to those of the Company. In this respect, the Company plans to focus in three specific areas in which it believes it has an advantage.

     The Company believes it has three competitive advantages:

    (A) Service. The Company believes the introduction of the "VENDEDISN" vending machine will reflect quality, design and buying appeal. The Company's goal is to provide machines that give the public both quality machines, with fresh products, and commit to maintain these machines frequently. The Company will stay flexible by placing machines in all sectors of the market. By placing the machines in high traffic areas, the Company's goal is to stay flexible to the client's ideas and recognition of need for certain bulk candy products. The ability to offer a one on one consultation with the client will be to the advantage of the Company, by addressing the needs of each individual client and working with them on a personal level, the Company can provide for their specific needs.

    (B) Quality. The Company realizes that the success of any business is dependent on the quality of its vending products. The Company believes that you get what you pay for. By offering quality products and competitive prices, management believes it will increase business as well as the profitability of the Company, and have an advantage over competitors by rotating products and finding the types of products that work in that vending area. The quality and freshness of products and the rotation of the products will insure the clients happiness and satisfaction.

    (C) Efficiency. The Company feels that time and efficiency will be an important factor to many potential clients. After receiving a contact for the Company's services, the client will receive quick placement of the Company's machines with the freshest products available in the hopes that it will enhance the relationship with its clients. The area of placement of machines is a very important element to the success of an individual location. The Company will advise the client to the most productive area of client's environment for placement. Management's biggest challenge, and the determining factor of the success of the Company, will be the productive placement of machines.

SEASONALITY

     Management is not aware of any seasonality in the vending industry.

EMPLOYEES

     The Company currently has only two employee, its President, Raoul Ramirez and its Secretary, Arvon Burton. Mr. Ramirez does not devote his full attention to the affairs of the Company. Mr. Burton plans to devote his full attention to the affairs of the Company in the year 2000. As growth of the Company continues, additional employees will be added when necessary.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company maintains a monthly rental with an organization from which it rents an address/postal box and telephone answering service. The annual rental on this space is approximately $180 and includes the use of a small desk area. The Company has not signed a lease on this space. The Company utilizes a portion of its Secretary's home (720 N. 23rd Street, Las Vegas, NV 89101) for storing of bulk candy inventory.

     The Company's lease of a 10x15 feet storage unit from West Sahara Mini Storage at 6318 W. Sahara Ave., Las Vegas, NV 89102, has expired. Management has elected to move the machines into storage of its Secretary's home (720 N. 23rd Street, Las Vegas, NV 89101).

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened in the last quarter of 1999. None of the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities is a party adverse to the Company nor do any of the foregoing individuals have a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not have any matters to submit for a shareholders vote in the last quarter of 1999.

                            PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company has no public trading market for its common stock. Although the Company intends to seek a quotation for its common shares on the Over-the-Counter Bulletin Board in the future, there is no assurance the Company will do so, nor is there any assurance that should the Company succeed in obtaining a listing for its securities on the OTC Bulletin Board or on some other exchange, that a trading market for the Company's stock will develop. There are no outstanding options, warrants to purchase, or securities convertible into common equity of the Company outstanding. The Company has not agreed to register any shares of its common stock for any shareholder.

     The Company has not issued any new securities during the last quarter of 1999.

STOCKHOLDERS

     The Company's transfer agent, Silver State Transfer &
Registrar, confirms that, as of March 01, 1999, there are 43 shareholders of record for the Company.

DIVIDENDS

     To date, the Company has not paid any dividends on its common stock. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. Under Nevada Corporate Law, dividends may be paid out of surplus or, in case there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the proceeding fiscal year.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

GENERAL

     The Company currently operates at 236 S. Rainbow Bl., Suite
468, Las Vegas, Nevada 89128. The Company's principal business is providing bulk vending goods in Las Vegas, Nevada.

Results of Operations for the Period Ending December 31, 1999
-------------------------------------------------------------
     From September 30, 1996 (date of inception) to December 31, 1997, the Company generated no revenues. The Company did not commence business operations in 1997.

     The following is a discussion of the results of operations for the year ended December 31, 1999.

     Total revenues for the year ended December 31, 1999 were $315 as compared to $905 in 1998, respectively. The decrease in 1999 is contributed to the fact that the Company has two machines in operation versus 15 machines in 1998.

     Total costs and expenses increased for the year ended
December 31, 1999 as compared to 1998 by $5,053, to $11,387 from $6,334. This increase was due in large part to the expenditure of $8,545 in professional fees related to the preparation and filing of the Company's Form 10-SB.

     The net income for the year ended December 31, 1999 was $(11,241) and was associated with the increase in the expenditure in professional fees related to the preparation and filing of the Company's Form 10-SB, quarterly reports and general expenses.

Liquidity and Capital Resources

     Cash as of December 31, 1999 was $428 as compared to $9,776 as of December 31, 1998. The change was primarily the net of cash
$9,348, used by operating activities and the increase in the expenditure in professional fees.

PLAN OF OPERATION

     During the next twelve months the Company's plan of operation is dependent upon management's ability to place and service the Company's vending machines. Mr. Burton, the Company's secretary, plans to increase his active role in the day to day operations of the company. The Company will rely on management's abilities and years of experience in the vending industry, both in the bulk and refrigerated vending sectors.

    During the next twelve months, its cash requirements will be minimal. The Company has approximately $428 which it believes will not be sufficient to provide for the foregoing cash requirements for day to day operations in the next twelve months, as well as provide for costs associated with establishing its client base, advertising and purchase of inventory.

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

ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-KSB
REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY
KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY
VARY MATERIALLY.

YEAR 2000 ISSUES
-----------------

     Management has not encountered any problems with the Company's accounting and operational systems. Management believes the operating systems in which the company utilizes be to compliant and fully operational.

     The Company is not dependent on computers other than for its internal bookkeeping which is done on a Microsoft office 2000 system. The Company has no relationship with any third parties which are dependent on computers other than its bank.

ITEM 7.  FINANCIAL STATEMENTS

                 SILVER STATE VENDING CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                       FINANCIAL STATEMENTS
              DECEMBER 31,1999, AND DECEMBER 31,1998

                        TABLE OF CONTENTS

                                                                  page number
INDEPENDENT ACCOUNTANT'S REPORT                                          1

FINANCIAL STATEMENT

         Balance Sheets                                                  2

         Statements of Operations and Deficit
          Accumulated During the Development Stage                       3

         Statement of Changes in Stockholders' Equity                    4

         Statements of Cash Flows                                        5

         Notes to the Financial Statements                               6-7

DAVID E. COFFEY 3651 LINDELL ROAD, SUITE A, LAS VEGAS, NEVADA 89103

CERTIFIED PUBLIC ACCOUNTANT (702) 871-3979

                 INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders of Silver State Vending Corporation
Las Vegas, Nevada

     I have audited the accompanying balance sheets of Silver State Vending Corporation (a development stage company) as of December 31, 1999, and December 31, 1998, and the related statements of operations, cash flows, and changes in stockholders' equity for the period from September 30, 1996, (date of inception) to December 31, 1999. These statements are the responsibility of Silver State Vending Corporation's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Silver State Vending Corporation as of December 31, 1999, and December 31, 1998, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from September 30, 1996, in conformity with generally accepted accounting principles.

/s/ David Coffey C.P.A.

David Coffey, C. P. A.
Las Vegas, Nevada
February 15, 2000

SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                December 31,     December 31,
                                                1999             1998
ASSETS                                          ------------     ------------

Cash                                          $          428   $        9,776
Prepaid expense                                            0              445
Deposits                                                 420              420
Equipment less accumulated depreciation
  of $147 and $63, respectively                        6,183            6,267
                                                ------------     ------------
  Total Assets                                $        7,031   $       16,908

                                                ============     ============

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts payable                              $        2,239   $          875
                                                ------------     ------------
   Total Liabilities                                   2,239              875

Stockholders' Equity
     Common stock, authorized 20,000,000
     shares at $.001 par value, issued and
     outstanding 11,409,500 shares                    11,409           11,409
     Preferred stock, authorized 5,000,000
     shares at $.001 par value, no shares
     Issued or outstanding                                 0                0
     Additional paid-in capital                       16,986           16,986
     Deficit accumulated during the
     development stage                               (23,603)         (12,362)
                                                ------------     ------------
          Total Stockholders' Equity                   4,792           16,033

Total Liabilities and Stockholders' Equity   $         7,031   $       16,908

                                                ============     ============

The accompanying notes are an integral part of these financial statements.

SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE


                         For the three    For the three    For the twelve    For the twelve  Inception,
                         months ended     months ended     months ended      months ended    Sept. 30, 1996,
                         Dec.31,1999      Dec. 31, 1998    Dec.31,1999       Dec. 31, 1998   to Dec. 31, 1999
                         -------------    -------------    --------------    --------------  --------------
Sales                  $            50  $           165  $            315  $            905 $         1,220
Cost of sales                       27               28               169               316             485
                         -------------    -------------    --------------    --------------  --------------
Gross margin                        23              137               146               589             735

Expenses
  Organizational expense             0                0                 0                 0           4,185
  Advertising                        0                0                 0               125             125
  Consulting                       300              300             1,200             1,920           6,120
  Depreciation                      21               31                84                63             147
  Licenses and fees                  0                0               424               279           1,061
  Office expenses                   33               16                92               492             658
  Professional fees              1,750                0             8,545             2,600          11,045
  Rent                             184              268             1,042               623           1,665
  Travel                             0                0                 0               332             332
                         -------------    -------------    --------------    --------------  --------------
Total expenses                   2,288              615            11,387             6,334          24,338

Net income (loss)               (2,265)            (478)          (11,241)           (5,745)        (23,603)
Deficit accumulated,
beginning of period            (21,365)         (11,884)          (12,362)           (6,617)              0
                         -------------    -------------    --------------    --------------  --------------
Deficit accumulated
during the
development stage      $       (23,630) $       (12,362) $        (23,603) $        (12,362)$       (23,603)

Earnings (loss) per share
  assuming dilution:   $          0.00  $          0.00  $           0.00  $           0.00 $          0.00
                         =============    =============    ==============   ===============   =============

Weighted average shares
outstanding                 11,409,500       11,409,500       11,409,500         11,409,500       9,855,938



The accompanying notes are an integral part of these financial statements.

SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM SEPTEMBER 30,1996, ( Date of Inception) TO
DECEMBER 31, 1999

                                      Common Stock       Additional   Total
                                    Shares     Amount     Paid-in
                                                          Capital
                                    -------   -------     --------   -------
                                             $          $           $
Balance, September 30, 1996           ----      ----        ----       ----

Issuance of common stock for cash,
September 30, 1996                1,000,000      1,000           0      1,000

Issuance of common stock for
services, September 30, 1996      8,000,000      8,000           0      8,000

Less net loss                             0          0           0     (4,185)
                                 ----------     ------      ------     -------
Balance, December 31, 1996        9,000,000      9,000           0      4,815

Issuance of common stock for cash,
December 31, 1997                 2,409,500      2,409      21,686     24,095


Less offering costs                       0          0      (4,100)    (4,100)

Less net loss                             0          0           0     (2,432)
                                 ----------     ------      ------     -------
Balance, December 31, 1997       11,409,500     11,409      17,586     22,378

Less offering costs                       0          0        (600)      (600)

Less net loss                             0          0           0     (5,745)
                                 ----------     ------      ------     -------
Balance, December 31, 1998       11,409,500     11,409      16,986     16,033

Less net loss                             0          0           0    (11,241)
                                 ----------     ------      ------     -------
Balance, December 31, 1999       11,409,500 $   11,409 $    16,986 $    4,792


The accompanying notes are an integral part of these financial statements

SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS


                                 For the three  For the three  For the twelve  For the twelve  Inception,
                                 months ended   months ended   months ended    months ended    Sept. 30,1996,
                                 Dec.31,1999    Dec.31,1998    Dec.31,1999     Dec.31,1998     to Dec. 31,1999
                                 ------------   -------------  --------------  --------------  ---------------
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                       $      (2,265)$          (478)$        (11,241)$        (5,745) $       (23,603)
Non-cash items included in net
   loss Depreciation                      21              31               84              63              147
Adjustments to reconcile net
 loss to cash used by operating
 activity
   Inventory                              27               0                0               0                0
   Accounts payable                    2,054             300            1,364          (1,310)           2,239
   Deposits                                0               0                0               0             (420)
   Prepaid rent                          184             267              445            (445)               0
                                 ------------   -------------  --------------  --------------  ---------------
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                21             120           (9,348)         (7,437)         (21,637)

CASH FLOWS USED BY
INVESTING ACTIVITIES
   Equipment                               0               0                0           6,330            6,330
                                 ------------   -------------  --------------  --------------  ---------------
      NET CASH USED BY
      INVESTING ACTIVITIES                 0               0                0           6,330            6,330

CASH FLOWS FROM
FINANCING ACTIVITIES
   Sale of common stock                    0               0                0               0           11,409
   Paid-in capital                         0               0                0               0           21,686
   Less offering costs                     0               0                0            (600)          (4,700)
                                 ------------   -------------  --------------  --------------  ---------------
 NET CASH PROVIDED BY
 FINANCING ACTIVITIES                      0               0                0            (600)          28,395

NET INCREASE IN CASH                      21             120           (9,348)        (14,367)             428

CASH AT BEGINNING OF PERIOD              407           9,656            9,776          24,143                0
                                 ------------   -------------  --------------  --------------  ---------------
CASH AT END OF PERIOD           $        428  $        9,776  $           428  $        9,776  $           428



The accompanying notes are an integral part of these financial statements.

SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999, AND DECEMBER 31, 1998

NOTE A    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          The Company was incorporated on September 30, 1996, under the laws of the State of Nevada. The business purpose of the Company is to provide vending services to Southern
          Nevada.

          The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B    EQUIPMENT
          The vending equipment is carried at cost. Expenditures for maintenance and repairs are charged against operations.
          Renewals and betterments that materially extend the life of the assets are capitalized.

          Depreciation of the vending equipment is provided for using the straight-line method over the estimated useful lives for both federal income tax and financial reporting.

          Only two of the thirty vending machines purchased are currently producing income. The other machines are awaiting vending locations.

NOTE C    OFFERING COSTS
          Offering costs are reported as a reduction in the amount of paid-in capital received for sale of the shares.

NOTE D    EARNINGS (LOSS) PER SHARE
          Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1999, AND DECEMBER 31, 1998
(continued)

NOTE E    COMMON STOCK
          The Company retained two of its stockholders and issued them eight million shares of common stock in exchange for their services. One of the stockholders was retained as legal counsel in connection with public stock offering and the other was retained in connection with the organization of the Company and preparation of the business plan. These services were valued at $8,000 or $.001 per share.
          The Company completed a public stock offering in December of 1997 and sold 2,409,500 shares of its common stock for $24,095 at $.01 per share. The net proceeds of the offering were to be used to provide vending services to Southern
          Nevada.

NOTE F    RELATED PARTY TRANSACTIONS
          The Company has paid two of its officers $1,000 each for serving in their positions during the initial development stage of the Company.

          The Company retained two of its stockholders and issued them eight million shares of common stock in exchange for their services. One of the stockholders was retained as legal counsel in connection with public stock offering and the other was retained in connection with the organization of the Company and preparation of the business plan. These services were valued at $8,000 or $.001 per share.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has used the same independent accountant since its inception in September of 1996 and has not had any disagreements with said independent accountant.


                             PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the directors and executive officers of the Company, their ages, and all positions with the Company.

Name                   Age    Position
______________________________________________________________

Raoul Ramirez           42    President and a director
1205 Daytona Lane             of the Company
Las Vegas, NV 89117

Arvon Burton            77    Secretary/Treasurer and director
720 N. 23rd Street            the Company
Las Vegas, NV 89101

     Raoul Ramirez, 42, is President and a director of the Company. In 1987, Mr. Ramirez completed a joint apprenticeship/correspondence program which specialized in fire suppression, offered by the State University of Dallas, Texas. From 1981 to 1985, Mr. Ramirez worked for Sun Automatic Fire Sprinkler/Consolidated Auto Fire Systems Co. in El Paso, Texas. From 1985 to 1987, Mr. Ramirez worked for West Coast Fire Protection in Van Nuys, California. From 1987 to 1989, Mr. Ramirez worked for Sierra Fire Protection in Las Vegas, Nevada. From 1989 to 1995, Mr. Ramirez worked as a Field Fire Inspector for Reynolds Electrical and Engineering Co., a Nevada based company. From 1995 to 1996 Mr. Ramirez worked as a fire Protection Systems Specialist for Tri State Fire Protection, based in Las Vegas, Nevada and from 1997 to the present time, Mr. Ramirez has been employed as a Certified Fire Inspector for Certified Fire Protection, located in Las Vegas, Nevada. Mr. Ramirez has decided to approach a new venture in the vending business which is in great demand as expressed through the clients of Certified Fire Protection.

     Arvon Burton, age 77, is Secretary/Treasurer and a director of the Company. From 1956 to 1958, Mr. Burton was the Department Manager and buyer for Vegas Village Department Stores located in Las Vegas, Nevada. From 1958 to 1969 Mr. Burton was the Office Personnel Manager for Seven-Up Bottling Company, located in Las Vegas, Nevada. From 1978 to 1979, Mr. Burton worked for the Seven-Up Bottling Company in Salt Lake City, Utah as the Manager of the Fountain and Vending Department. From 1971 to 1990, Mr. Burton was owner of General Health Foods, located Las Vegas, Nevada. From 1990 to 1995, Mr. Burton was Manager of the Sensuous Sandwich, located in Las Vegas, Nevada. From 1995 to 1996, Mr. Burton was President and a director of Copy Systems, Inc., a publicly traded corporation. Copy Systems has since been acquired by Granatelli Performance Products, Inc. and is trading under the symbol LUBR. From 1999 to 2000, Mr. Burton is a Funeral Director for Palm Mortuary in Las Vegas, Nevada. Mr. Burton plans to devote his full attention to the affairs of the Company in the year 2000.

FAMILY RELATIONSHIPS

     There are no family relationships among the Company's directors and/or executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     To the best of management's knowledge, during the past five years, no present or former director or executive officer of the
Company:

          (1) Has filed a petition under federal bankruptcy laws or any state insolvency law, had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which she was a general partner at or within two years before the time of such filing, or any corporation or business association of which she was an executive officer at or within two years before the time of such filing;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining her from or otherwise limiting her involvement in any type of business, securities or banking activities; or

          (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law.

ITEM 6.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation received by the Company's President since inception in September of 1996.
There are no other officers of the Company who have been paid any compensation.

                         SUMMARY COMPENSATION

Name and Principal
All other
Position                         Year          Compensation
-------------------------------------------------------------
Raoul Ramirez                    1999             -0-
President                        1998           $1,000<F1>
                                 1997             -0-

<F1>    Mr. Ramirez received $1,000 as non-salary compensation
for his assistance in the organization of the Company. The $1,000 was paid in January of 1998. No additional compensation in any other form has been paid nor is there currently any plan or arrangement for future compensation.

OPTIONS/SAR GRANTS

     There were no stock options or stock appreciation rights granted to any executive officer since its inception through the present date.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END
OPTION/SAR VALUE TABLE

     Not applicable.

LONG TERM INCENTIVE PLANS

     There are no long term incentive plans in effect and therefore no awards have been given to any executive officer in the past year.

COMPENSATION OF DIRECTORS

     The Company pays no fees to members of the Company's Board of Directors for the performance of their duties as directors.
The Company has not established committees of the Board of Directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
AND CHANGE IN CONTROL ARRANGEMENTS

     The Company has no employment contracts in effect with any of the members of its Board of Directors or its executive officers nor are there any agreements or understandings with such persons regarding termination of employment or change-in control arrangements.

11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information as of March 12, 1999, with respect to the beneficial ownership of the common stock by each officer and director of the Company, each person (or group of persons whose shares are required to be aggregated) known to the Company to be the beneficial owner of more than five percent (5%) of the common stock, and all such directors and executive officers of the Company as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

Title of   Name and Address     Amount & Nature     Percent of
Class      of Beneficial Owner  of Beneficial Owner Class
-----------------------------------------------------------------

Common     Raoul Ramirez<F1>     4,500,000<F2>          39%
           1205 Daytona Lane
           Las Vegas, NV 89117

Common     Arvon Buton<F1>       500,000<F3>            4.4%
           720 N. 23rd Street
           Las Vegas, NV 89101

Common     Charles R. Powell     4,500,000<F2>          39%
           5900 Mira Costa
           Las Vegas, NV 89108

Common     All Officers and      5,000,000<F2>          43.4%
           Directors as a Group
          (2 Persons)

<F1>   An Officer and Director of the Company.

<F2>   These shares are restricted.

<F3>   These shares are control stock for which the resale is
       limited under Rule 144(e) to 1% of the shares outstanding every 90 days.

CHANGES IN CONTROL

      The Company has no arrangements which might result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There have been no material transactions in the past two years or proposed transactions to which the Company has been or proposed to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved.

     The Company has no promoters other than its President, Raoul
Ramirez and its Secretary, Arvon Burton. There have been no transactions which have benefitted or will benefit Mr. Ramirez or Mr. Burton either directly or indirectly.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.    Description

23.0           Consent of Accountant
27.0           Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed for the registrant during the last quarter of the year ended December 31, 1999.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Silver State Vending Corporation
                              (Registrant)

Date:   April 5, 2000         By: /s/ RAOUL RAMIREZ
                              --------------------------------
                              Raoul Ramirez
                              President and Chief Executive
                              Officer


Date:   April 5, 2000         By: /s/ ARVON BURTON
                              --------------------------------
                              Arvon Burton
                              Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    April 5, 2000        By: /s/ RAOUL RAMIREZ
                              --------------------------------
                              Raoul Ramirez
                              Director


Date:    April 5, 2000        By: /s/ RAOUL RAMIREZ
                              --------------------------------
                              Arvon Burton
                              Director