Form 10QSB
period 2000-03-31
SILVER STATE VENDING CORP
filed 2000-06-21
CIK 1037759

United States
                     U. S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                      Form 10-QSB



             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2000



Commission File number 000-25559


                     Silver State Vending Corporation
                ---------------------------------------
         (Exact name of registrant as specified in its charter)


   Nevada                                 860860379
 ________________________________        ________________
 (State or other jurisdiction of         (I.R.S. employer identification
  incorporation or organization)         number)



                        236 S. Rainbow Blvd., Ste. 496
                   -------------------------------------------
                      (Address of principal executive offices)

Issuer's Telephone Number:      (702) 363-0065

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]  No [ ]


The number of shares outstanding of the issuer's common stock par value $.01 per share, as of November 11, 1999 was 9,508,461.

Transitional Small Business Disclosure Format (check one):

Yes [ ]   No[x]

ITEM 1 - FINANCIAL STATEMENTS

The unaudited condensed financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 1999 included in the Company's Form 10KSB filed with the SEC.

    The accompanying financial statements have been reviewed by independent accountants in accordance with generally accepted accounting principles, and in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

                         Silver State Vending Corporation

                                   Balance Sheet
                                       as of
                                  March 31, 2000
                               and December 31, 1999
                                        and
                                Statements of Income
                             for the Three Months Ending
                               March 31, 2000 and 1999
                    and the Period September 30, 1996 (Inception)
                                  to March 31, 2000
                                          and
                              Statements of Cash Flows
                             for the Three Months Ending
                                March 31, 2000 and 1999
                and for the period September 30, 1996 (Inception)
                                   to March 31, 2000









TABLE OF CONTENTS






                                                                Page

Independent Accountant's Review Report ...........................a1

Balance Sheet.....................................................a3

Income Statement..................................................a4

Statement of Cash Flows...........................................a5

Notes to Financial Statements.....................................a6












G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)



INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Silver State Vending Corporation
(a Development Stage Company)
Las Vegas, NV


I have reviewed the accompanying balance sheet of Silver State Vending Corporation (a development stage company) as of March 31, 2000 and the related statements of income for the three-month periods ending March 31, 2000 and 1999 and for the period September 30, 1996 (Inception) to March 31, 2000, and statements of cash flows for the three-month periods ending March 31, 2000 and 1999 and for the period September 30, 1996 (Inception) to March 31, 2000. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Another auditor has previously audited, in accordance with generally accepted auditing standards, the balance sheet of Silver State Vending Corporation (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in his report dated February 15, 2000, he expressed an unqualified opinion on those financial statements.



/s/G. Brad Beckstead, CPA

June 12, 2000
Las Vegas, Nevada
License #2701

                                           a1

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)





June 12, 2000


To Whom It May Concern:

The firm of G. Brad Beckstead, CPA, consents to the inclusion of my report of June 12, 2000, on the Financial Statements of Silver State Vending Corporation for the quarter March 31, 2000, in any filings which are necessary now or in the near future to be filed with the US Securities and Exchange Commission.

Signed,

/s/ G. Brad Beckstead, CPA

Nevada License #2701

                                        a2

                     Silver State Vending Corporation
                       (a Development Stage Company)
                               Balance Sheet
                     March 31, 2000 and December 31, 1999

                                   (Unaudited)
                                   March 31,          December 31,
                                     2000                  1999
Assets

Current assets:
      Cash                                  $    370          $     428
         Total current assets                    370                428

Property and equipment:
      Fixed assets                             6,330              6,330
      Less: accumulated depreciation            (184)              (147)
                                             --------            -------
         Total property and equipment          6,146              6,183
                                             --------            -------

Other assets:
      Deposits                                   420                420
                                            --------           --------

Total Assets                              $    6,936          $   7,031
                                            =========          =========

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                    $    4,489          $   2,239
                                           ---------          ---------
        Total current liabilities              4,489              2,239
                                           ---------          ---------
Total Liabilities                              4,489              2,239
                                           ---------          ---------
Stockholders' Equity:
     Preferred stock; $0.001 par value; 5,000,000 shares
        authorized, no shares
        issued or outstanding                      0                  0
     Common stock; $0.001 par value; 20,000,000 shares
        authorized; 11,409,500 shares
        issued and outstanding                11,409             11,409
     Additional paid-in capital               16,986             16,986
     Accumulated deficit prior
        to the development stage             (25,948)           (23,603)
                                            ----------         ---------
Total stockholders' equity                     2,447              4,792
                                            ----------         ---------
Total Liabilities and Stockholders' Equity  $  6,936           $  7,031
                                            =========          ========

                                         a3

                        Silver State Vending Corporation
                          (a Development Stage Company)
                                   (Unaudited)
                                Income Statement
                  For the Three Months Ending March 31, 2000
                               and March 31, 1999,
                               and For the Period
                    September 30, 1996 to March 31, 2000

                                                             September 30,
                                           Three Months      1996 (Date of
                                        Ending March 31,     Inception) to
                                     2000           1999           2000
                                  -------------------------     -----------


Revenue                            $     55      $    104        $    1,275
Cost of sales                            64            80               550
                                     --------       --------      ---------
Gross profit                             (9)           24               725
                                     --------      ---------       --------

Expenses:
     Accounting                       1,500             0             4,000
     Amortization                         0           209             4,185
     Advertising                          0             0               125
     Consulting                          0           300              5,120
     Depreciation                       37            21                184
     Licenses and fees                 775         2,364              1,835
     Office expense                     24             0                682
     Professional fees                   0             0              8,545
     Rent                                0           267              1,665
     Travel                              0             0                332
                                    -------       -------            ------
        Total expenses               2,336         3,161             26,673
                                   --------       -------           -------
Net (loss) income                $  (2,345)     $ (3,137)         $ (25,948)
                                   ========      ========           ========

Weighted average number of
  common shares outstanding     11,409,500    11,409,500         11,409,500
                                ==========    ==========         ===========
Net loss per share               $       0      $      0          $       0
                                ==========    ==========         ===========

                                           a4

                         Silver State Vending Corporation
                           (a Development Stage Company)
                                    (Unaudited)
                              Statement of Cash Flows
                 For the Three Months Ending March 31, 2000 and 1999
        and For the Period September 30, 1996 (Inception) to March 31, 2000


                                                         September 30,
                                                         1996 (Date of
                  Three Months Ending December 31,       Inception) to
                                                           March 31,
                               2000         1999             2000
                             --------    ----------      ------------
Cash flows from
operating activities
Net (loss) income          $   (2,345)  $  (3,137)       $ (25,948)
Adjustments to reconcile net
income to net cash used
   by operating activities:
     Depreciation expense          37          209            184
     Amortization expense           0           21              0
     Services provided in
       exchange for stock                                   8,000
     (Increase) decrease in:
        Prepaid expenses            0          257              0
        Deposits                                             (420)
      Increase (decrease) in:
        Accounts payable        2,250         (383)         4,489
      Net cash used by         ---------    ----------    --------
      operating activities        (58)      (3,033)       (13,695)
                               ----------    --------    ---------
     Cash flows from investing activities
       Purchase of equipment        -           -          (6,330)
                                ---------    --------   ----------
     Net cash provided (used)
       by investing activities      0            0         (6,330)
                                ---------    ---------     --------
     Cash flows from financing activities
       Issuance of common stock     0            0          3,409
       Additional paid-in capital                          21,686
       Offering costs               0            0         (4,700)
                               ----------   ----------    --------
     Net cash provided by
       financing activities         0            0         20,395
                                ---------  ----------   -----------
     Net (decrease) increase
      in cash                     (58)      (3,033)           370
     Cash - beginning             428        9,776              0
     Cash - ending           $    370     $  6,743      $     370
                             ==========    ========       ========
     Supplemental disclosures:
      Interest paid          $      0     $      0      $       0
                                ========    =========    =========
      Income taxes paid      $      0     $      0      $       0
                             ===========    ===========   =========

      Non-cash financing activities:
        Common stock issued in
        exchange for services  $    0       $      0      $  8,000

                             ==========     ==========     ========

                                        a5

NOTES TO THE FINANCIAL STATEMENTS

Note 1   History and organization of the company

The Company was organized on September 30, 1996 (Date of Inception) under the laws of the State of Nevada, as Silver State Vending Corporation. The Company has limited operations, and in accordance with SFAS #7, the Company is considered a development stage company.

Note 2   Accounting policies and procedures

Accounting policies and procedures have not been determined except as follows:

Accounting method
   The Company reports income and expenses on the accrual method.

Estimates
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents
 The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2000.

     Reporting on the costs of start-up activities
 Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

     Loss per share
 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of March 31, 2000, the Company had no dilutive common stock equivalents, such as stock options or warrants.

     Dividends
 The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Equipment
 The vending equipment is carried at cost. Expenditures for the maintenance and repair are charged against aoperations. Renewals and betterments that materially extend the life of the assets are capitalized.

 The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight-line method of depreciation over the estimated useful lives.

 Only three of the thirty vending machines purchased are currently producing income. The other machines are awaiting vending locations..

Year end
   The Company has adopted December 31 as its fiscal year end.



                                      a6

     Offering costs
 Offering costs are reported as a reduction in the amount of paid-in capital received for sale of the shares.

Note 3   Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended April 21, 2000 due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

Note 4   Stockholder's equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On September 30, 1996, the Company issued 1,000,000 shares of its $0.001 par value common stock in exchange for cash of $1,000.

On September 30, 1996, the Company issued 8,000,000 shares of its $0.001 par value common stock in exchange for services provided by two of its stockholders (see Note 7).

On December 31, 1997, the Company issued 2,409,500 shares of its $0.001 par value common stock in exchange for cash of $24,095. Of the cash received, $21,686 is considered additional paid-in capital.

On December 31, 1997, the Company paid $4,100 in offering costs in connection with the sale of its $0.001 par value common stock.

In 1998, the Company paid $600 in offering costs in connection with the sale of its $0.001 par value common stock.

There have been no other issuances of common stock or preferred stock.


                                       a7

Note 5   Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of obtaining additional capital the Company intends to raise through the placement and servicing of its vending machines, it would be unlikely for the Company to continue as a going concern.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 6   Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.







Note 7   Related Party Transactions

The Company retained two of its stockholders and issued a total of 8,000,000 in exchange for their services. One of the stockholders was retained as legal counsel in connection with public stock offerings and the other was retained in connection with the organization of the Company and preparation of the business plan. These services were valued at $8,000 or $0.001 per share.


Item 2. Management's Discussion and Analysis or Plan of Operation


This Form 10-QSB includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding the placing of equipment, future cash requirements, future profitability are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

GENERAL

     The Company currently operates at 236 S. Rainbow Bl., Suite 496, Las Vegas, Nevada 89128. The Company's principal business is providing bulk vending goods to the greater Las Vegas area, as well as southern Nevada. Results of Operations for the three Months Ended March 31, 2000.
-------------------------------------------------------------------
      Revenues for the three months ended March 31, 2000 were $55, which is $49 less than the $104 in revenue for the three months ended September 30, 1999. Management of the Company attributes this decreased revenue to having less vending machines in service during this period in 1999.

     The net income for the three months ended March 31, 2000 was $(2,345) as compared to $(3,137) during the three months ended March 31, 1999.

Liquidity and Capital Resources
- -------------------------------
Cash as of March 31, 2000 was $370 as compared to $9,776 as of March 31, 1999.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
Item                            Description
-------- - ----------------------------------------------------
27                    Financial Data Schedule

(b) Reports on Form 8-K
       No Reports on Form 8-K have been filed for the quarter ended March 31, 2000.

Items 1, 2, 3, 4 and 5 of Part II have been omitted as inapplicable
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SILVER STATE VENDING CORPORATION

June 15, 2000                  By: /s/ ARVON BURTON
                                   Arvon Burton
                                   Treasurer (Chief Financial Officer)
                                   and duly authorized officer