Form 10QSB
period 2000-06-30
SILVER STATE VENDING CORP
filed 2000-08-16
CIK 1037759

United States
                     U. S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                      Form 10-QSB



             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2000



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

    The accompanying financial statements have been reviewed by independent accountants in accordance with generally accepted accounting principles, and in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

                         Silver State Vending Corporation

                                   Balance Sheet
                                       as of
                                  June 30, 2000
                               and December 31, 1999
                                        and
                                Statements of Income
                             for the Three Months Ending
                               June 30, 2000 and 1999
                    and the Period September 30, 1996 (Inception)
                                  to June 30, 2000
                                          and
                              Statements of Cash Flows
                             for the Three Months Ending
                                June 30, 2000 and 1999
                and for the period September 30, 1996 (Inception)
                                   to June 30, 2000



TABLE OF CONTENTS                                               Page

Balance Sheet.....................................................a3

Income Statement..................................................a4

Statement of Cash Flows...........................................a5

Notes to Financial Statements.....................................a6

                     Silver State Vending Corporation
                       (a Development Stage Company)
                               Balance Sheet
                     June 30, 2000 and December 31, 1999

                                           (Unaudited)
                                             June 30,          December 31,
                                               2000                1999
Assets

Current assets:
      Cash                                  $    212          $     428
         Total current assets                    212                428

Property and equipment:
      Fixed assets                             6,330              6,330
      Less: accumulated depreciation            (147)              (147)
                                             --------            -------
         Total property and equipment          6,183              6,183
                                             --------            -------

Other assets:
      Deposits                                    43               420
                                            --------           --------

Total Assets                              $    6,438          $   7,031
                                            =========          =========

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                    $    5,150          $   2,239
                                           ---------          ---------
        Total current liabilities              5,150              2,239
                                           ---------          ---------
Total Liabilities                              5,150              2,239
                                           ---------          ---------
Stockholders' Equity:
     Preferred stock; $0.001 par value; 5,000,000 shares
        authorized, no shares
        issued or outstanding                      0                  0
     Common stock; $0.001 par value; 20,000,000 shares
        authorized; 11,409,500 shares
        issued and outstanding                11,409             11,409
     Additional paid-in capital               16,986             16,986
     Accumulated deficit prior
        to the development stage             (25,948)           (23,603)
                                            ----------         ---------
Total stockholders' equity                     2,447              4,792
                                            ----------         ---------
Total Liabilities and Stockholders' Equity  $  6,438           $  7,031
                                            =========          ========

                                         a3

                        Silver State Vending Corporation
                          (a Development Stage Company)
                                   (Unaudited)
                                Income Statement
                  For the Three Months Ending June 30, 2000
                               and June 30, 1999,
                               and For the Period
                    September 30, 1996 to June 30, 2000

                                                             September 30,
                                           Three Months      1996 (Date of
                                        Ending June 30,     Inception) to
                                     2000           1999           2000
                                  -------------------------     -----------


Revenue                            $     43      $     94        $    1,263
Cost of sales                            84            42               530
                                     --------       --------      ---------
Gross profit                            (41)           55               757
                                     --------      ---------       --------

Expenses:
     Accounting                         550             0             3,050
     Amortization                         0           209             4,185
     Advertising                          0             0               125
     Consulting                           0           300             5,120
     Depreciation                        37            21               184
     Licenses and fees                   85            45             1,145
     Office expense                       0             7               658
     Professional fees                    0         3,850             8,545
     Rent                               135           270             1,665
     Travel                               0             0               332
                                    -------       -------            ------
        Total expenses                  807         4,702            25,144
                                   --------       -------           -------
Net (loss) income                $     (848)     $ (4,647)        $ (24,451)
                                   ========      ========           ========

Weighted average number of
  common shares outstanding     11,409,500    11,409,500         11,409,500
                                ==========    ==========         ===========
Net loss per share               $       0      $      0          $       0
                                ==========    ==========         ===========

                                           a4

                         Silver State Vending Corporation
                           (a Development Stage Company)
                                    (Unaudited)
                              Statement of Cash Flows
                 For the Three Months Ending June 30, 2000 and 1999
        and For the Period September 30, 1996 (Inception) to June 30, 2000


                                                         September 30,
                                                         1996 (Date of
                         Three Months Ending June 30,    Inception) to
                                                           June 30,
                               2000         1999             2000
                             --------    ----------      ------------
Cash flows from
operating activities
Net (loss) income          $   (848)  $  (4,647)       $ (25,948)
Adjustments to reconcile net
income to net cash used
   by operating activities:
     Depreciation expense          37          209            184
     Amortization expense           0           21              0
     Services provided in
       exchange for stock                                   8,000
     (Increase) decrease in:
        Prepaid expenses            0          (282)            0
        Deposits                                             (420)
      Increase (decrease) in:
        Accounts payable        2,250         (259)         4,489
      Net cash used by         ---------    ----------    --------
      operating activities       (219)      (4,958)       (13,695)
                               ----------    --------    ---------
     Cash flows from investing activities
       Purchase of equipment        -           -          (6,330)
                                ---------    --------   ----------
     Net cash provided (used)
       by investing activities      0            0         (6,330)
                                ---------    ---------     --------
     Cash flows from financing activities
       Issuance of common stock     0            0          3,409
       Additional paid-in capital                          21,686
       Offering costs               0            0         (4,700)
                               ----------   ----------    --------
     Net cash provided by
       financing activities         0            0         20,395
                                ---------  ----------   -----------
     Net (decrease) increase
      in cash                    (219)      (4,958)           370
     Cash - beginning           1,785        6,743              0
     Cash - ending           $    212     $  1,785      $     370
                             ==========    ========       ========
     Supplemental disclosures:
      Interest paid          $      0     $      0      $       0
                                ========    =========    =========
      Income taxes paid      $      0     $      0      $       0
                             ===========    ===========   =========

      Non-cash financing activities:
        Common stock issued in
        exchange for services  $    0       $      0      $  8,000

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

     Loss per share
 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of June 30, 2000, the Company had no dilutive common stock equivalents, such as stock options or warrants.

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

GENERAL

     The Company currently operates at 236 S. Rainbow Bl., Suite 496, Las Vegas, Nevada 89128. The Company's principal business is providing bulk vending goods to the greater Las Vegas area, as well as southern Nevada. Results of Operations for the three Months Ended June 30, 2000.
-------------------------------------------------------------------
      Revenues for the three months ended June 30, 2000 were $55, which is $49 less than the $104 in revenue for the three months ended September 30, 1999. Management of the Company attributes this decreased revenue to having less vending machines in service during this period in 1999.

     The net income for the three months ended June 30, 2000 was $(2,345) as compared to $(3,137) during the three months ended June 30, 1999.

Liquidity and Capital Resources
- -------------------------------
Cash as of June 30, 2000 was $370 as compared to $9,776 as of June 30, 1999. PLAN OF OPERATION

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

(b) Reports on Form 8-K
       No Reports on Form 8-K have been filed for the quarter ended
       June 30, 2000.

Items 1, 2, 3, 4 and 5 of Part II have been omitted as inapplicable
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SILVER STATE VENDING CORPORATION

August 14, 2000                  By: /s/ ARVON BURTON
                                   Arvon Burton
                                   Treasurer (Chief Financial Officer)
                                   and duly authorized officer