Form 10QSB
period 2000-09-30
SILVER STATE VENDING CORP
filed 2000-11-15
CIK 1037759

United States
                     U. S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                      Form 10-QSB



             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2000



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

    The accompanying financial statements have not been reviewed by independent accountants in accordance with generally accepted accounting principles, and in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

                         Silver State Vending Corporation

                                   Balance Sheet
                                       as of
                                  September 30, 2000
                               and December 31, 1999
                                        and
                                Statements of Income
                             for the Three Months Ending
                               September 30, 2000 and 1999
                    and the Period September 30, 1996 (Inception)
                                  to September 30, 2000
                                          and
                              Statements of Cash Flows
                             for the Three Months Ending
                                September 30, 2000 and 1999
                and for the period September 30, 1996 (Inception)
                                   to September 30, 2000



TABLE OF CONTENTS                                               Page

Balance Sheet.....................................................a3

Income Statement..................................................a4

Statement of Cash Flows...........................................a5

Notes to Financial Statements.....................................a6

                     Silver State Vending Corporation
                       (a Development Stage Company)
                               Balance Sheet
                     September 30, 2000 and December 31, 1999

                                           (Unaudited)
                                             Sept. 30,          December 31,
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
                                            =========          ========

                                         a3

                        Silver State Vending Corporation
                          (a Development Stage Company)
                                   (Unaudited)
                                Income Statement
                  For the Three Months Ending June 30, 2000
                               and Sept. 30, 1999,
                               and For the Period
                    September 30, 1996 to Sept. 30, 2000

                                                             September 30,
                                           Three Months      1996 (Date of
                                        Ending Sept. 30,     Inception) to
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
                                ==========    ==========         ===========

                                           a4

                         Silver State Vending Corporation
                           (a Development Stage Company)
                                    (Unaudited)
                              Statement of Cash Flows
                 For the Three Months Ending Sept. 30, 2000 and 1999
        and For the Period September 30, 1996 (Inception) to Sept. 30, 2000


                                                         September 30,
                                                         1996 (Date of
                         Three Months Ending Sept. 30,    Inception) to
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

     Cash and cash equivalents
 The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of Sept 30, 2000.

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

GENERAL

     The Company currently operates at 236 S. Rainbow Bl., Suite 496, Las Vegas, Nevada 89128. The Company's principal business is providing bulk vending goods to the greater Las Vegas area, as well as southern Nevada. Results of Operations for the three Months Ended June 30, 2000.
-------------------------------------------------------------------
      Revenues for the three months ended Sept. 30, 2000 were $55, which is $49 less than the $104 in revenue for the three months ended September 30, 1999. Management of the Company attributes this decreased revenue to having less vending machines in service during this period in 1999.

     The net income for the three months ended Sept. 30, 2000 was $(2,345) as compared to $(3,137) during the three months ended June 30, 1999.

Liquidity and Capital Resources
- -------------------------------
Cash as of Sept. 30, 2000 was $370 as compared to $9,776 as of Sept. 30, 1999. PLAN OF OPERATION

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

(b) Reports on Form 8-K
       No Reports on Form 8-K have been filed for the quarter ended Sept. 30, 2000.

Items 1, 2, 3, 4 and 5 of Part II have been omitted as inapplicable
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SILVER STATE VENDING CORPORATION

November 14, 2000                  By: ARVON BURTON
                                   Arvon Burton
                                   Treasurer (Chief Financial Officer)
                                   and duly authorized officer