Form 10KSB
period 2000-12-31
SILVER STATE VENDING CORP
filed 2001-05-03
CIK 1037759

UNITED STATES
             U.S. SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549
                            FORM 10-KSB


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 2000.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $98.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     None. The stock is currently listed on the OTC Bulletin Board, however, has been no bid/ask price within the past 60 days.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of December 31, 2000 the Company has issued and outstanding 11,409,500 shares of common stock.

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

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened in the last quarter of 2000. None of the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities is a party adverse to the Company nor do any of the foregoing individuals have a material interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not have any matters to submit for a shareholders vote in the last quarter of 2000.

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

     The Company has not issued any new securities during the last quarter of 2000.

STOCKHOLDERS

     The Company's transfer agent, Silver State Transfer &
Registrar, confirms that, as of March 01, 2000, there are 43 shareholders of record for the Company.

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

     Total revenues for the year ended December 31, 2000 were $98 as compared to $104 in 1999, respectively. The decrease is minimal and is not attributable to any particular reason.

     Total costs and expenses decreased for the year ended
December 31, 2000 as compared to 1999 by $7,709, to $3,256 from $11,035. This decrease was due in large part to the expenditure last year of professional fees related to the preparation and filing of the Company's Form 10-SB.

     The net income for the year ended December 31, 1999 was $(3,389) and was associated with the expenditure in professional fees related to the preparation and filing of the Company's Form 10-SB, quarterly reports and general expenses.

Liquidity and Capital Resources

     Cash as of December 31, 2000 was $98 as compared to $428 as of December 31, 1999. The change was primarily the net used by operating activities and the increase in the expenditure in professional fees.

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

    During the next twelve months, its cash requirements will be minimal. The Company has approximately $98 which it believes will not be sufficient to provide for the foregoing cash requirements for day to day operations in the next twelve months, as well as provide for costs associated with establishing its client base, advertising and purchase of inventory.

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

ITEM 7.  FINANCIAL STATEMENTS

                 SILVER STATE VENDING CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)
                       FINANCIAL STATEMENTS
              DECEMBER 31,2000, AND DECEMBER 31,1999

                        TABLE OF CONTENTS

                                                                  page number
INDEPENDENT AUDITOR'S REPORT                                             1

FINANCIAL STATEMENTS

         Balance Sheets                                                  2

         Income Statement                                                3

         Statement of Stockholders' Equity                               4

         Statements of Cash Flows                                        5

         Footnotes                                                       6

G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.528.1984
                                              425.928.2877 (efax)

                   INDEPENDENT AUDITOR'S REPORT


April 13, 2001

Board of Directors
Silver State Vending Corp
Las Vegas, NV

I have audited the Balance Sheet of Silver State Vending Corp (the "Company") (a Development Stage Company), as of December 31, 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended, and for the period September 30, 1996 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of Silver State Vending Corp as of December 31, 2000, and its related statements of operations, equity and cash flows for the year then ended, and for the period September 30, 1996 (Date of Inception) to December 31, 2000, in conformity with generally accepted accounting principles.


The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

G. Brad Beckstead, CPA
/s/ G. Brad Beckstead
April 13, 2000
Las Vegas, Nevada

                         Silver State Vending Corporation
                        (a Development Stage Company)
                             Balance Sheet
                   December 31, 2000



                                                  December 31,
                                                      2000
Assets

Current assets:

     Cash                                           $     98
                                                    ---------
          Total current assets                            98
                                                    ---------


Property and equipment:

     Fixed assets                                       6,330

     Less: accumulated depreciation                      (295)
                                                     ---------
          Total property and equipment                  6,035
                                                     ---------
Other assets:
     Deposits                                            420
                                                      -------

                                                 $      6,553
                                                     ==========

Liabilities and Stockholders' Equity


Current liabilities:
     Accounts payable                             $     5,150
                                                    -----------

          Total current liabilities                     5,150
                                                     ----------



Stockholders' Equity:
      Preferred stock; $0.001 par value;
5,000,000 shares authorized, no shares issued or outstanding
Common stock; $0.001 par value; 20,000,000 shares

authorized; 11,409,500 shares issued and outstanding          11,409
Additional paid-in capital                                    16,986
Accumulated deficit during the development stage             (26,992)
                                                             --------


               Total stockholders' equity                      1,403
                                                            ---------


                                                       $       6,553
                                                           ===========



See Accountant's Review Report and Notes to Financial Statements.

                       Silver State Vending Corporation

                        (a Development Stage Company)

                             Income Statement

             For the Years Ending December 31, 2000 and 1999,

     and For the Period September 30, 1996 to December 31, 2000




                                                              September 30,
                                                              1996 (Date of

                                                         Inception) to
                                  Years ending December 31,   December 31,
                                   2000           1999           2000
                                 ---------    ----------     -----------


Revenue                       $     98       $     104         $1,318
Cost of sales                       84             80             570
                                --------      ----------      ----------


Gross profit                        14             24             748


Expenses:

     General and administrative   3,256         11,035          23,470
     Depreciation and amortization  147            230           4,270
                                 -------       --------        --------
       Total expenses             3,403         11,265          27,740
                                --------     -----------     ---------



Net (loss) income           $    (3,389)     $ (11,241)   $    (26,992)

                               ========     ==========       =========




Weighted average number of

     common shares outstanding 11,409,500    11,409,500      11,409,500
                              ===========    ===========     ===========

Net loss per share           $     -          $     -        $     -

                           ============     ============   ============

See Accountant's Review Report and Notes to Financial Statements.
       13

                    Silver State Vending Corporation

                      (A Development Stage Company)

             Statement of Changes in Stockholders' Equity
For the period September 30, 1996 (Date of Inception) to December 31, 2000

                                                        Deficit

                                                     Accumulated

                  Common Stock       Additional       During       Total

                                     Paid-in      Development Stockholders

           Shares         Amount    Capital          Stage      Equity

        -----------  ------------  ---------   ------------  ----------



Shares issued
for cash      1,000,000   $   1,000    $    -         $    -       $ 1,000

Shares issued
for services  8,000,000       8,000                                  8,000

Net (loss) for the
period ended
December 31, 1996                                    (4,185)       (4,185)
              ---------    ---------   ---------    ---------      ---------
Balance,
Dec. 31,
1996          9,000,000       9,000         -        (4,185)        4,815


Stock issued
for cash      2,409,500       2,409       17,586                   19,995

Net (loss) for
the year ended
December 31,
1997                                                (2,432)       (2,432)
           ------------     --------     -------    --------    -----------
Balance,
December 31,
1997        11,409,500       11,409       17,586    (6,617)       22,378

Offering
costs                                      (600)                   (600)

Net (loss) for the
year ended
December 31,
1998                                                (5,745)       (5,745)
          -------------   ------------  ---------  ----------    ----------
Balance,
December 31,
1998        11,409,500        11,409      16,986    (12,362)       16,033


Net (loss) for
the year ended
December 31,
1999                                                 (11,241)     (11,241)
       ---------------    -----------   ----------   ---------   ----------
Balance,
December 31,
1999       11,409,500        11,409       16,986     (23,603)       4,792


Net (loss) for
the year ended
December 31,
2000                                                  (3,389)      (3,389)
          -----------    -------------   ---------   ----------  ----------


Balance,
December 31,
2000      11,409,500    $    11,409  $    16,986     $ (26,992)  $   1,403
        ============     ===========    ==========    =========    ========


See Accountant's Review Report and Notes to Financial Statements.

                    Silver State Vending Corporation

                      (a Development Stage Company)

                         Statement of Cash Flows

         For the Years Ending December 31, 2000 and 1999" and For the Period September 30, 1996 (Inception) to December 31, 2000



                                                               September 30,
                                                               1996(Date of
                                                               Inception) to
                               Years Ending December 31,       December 31,
                                  2000           1999           2000
                               ------------  ------------    --------------

Cash flows from
operating activities
Net (loss)                   $   (3,389)     $  (11,241)       $  (26,992)
Adjustments to reconcile net
(loss) to net cash used
by operating activities:

  Depreciation and
amortization                     147             230                4,270
  Services provided
in exchange for stock             -               -                 8,000
  Decrease in prepaid expenses    -              257                 -
  (Increase) in deposits          -               -                  (420)
  Increase (decrease) in
accounts payable                2,912           (383)               5,150
                              --------        --------            ---------
Net cash used by
operating activities            (330)         (11,137)             (9,992)


Cash flows from investing activities

     Purchase of equipment                                          (6,330)
                              ---------      ----------         -----------
Net cash provided (used)
by investing activities           -              -                  (6,330)


Cash flows from financing activities

     Issuance of common stock     -               -                  16,420
                              ----------    ------------        -----------
Net cash provided by
financing activities              -               -                  16,420
                              ----------    ------------      -------------


Net (decrease) increase in cash  (330)        (11,137)                  98
Cash - beginning                  428          11,565                    -
                               ----------   -------------      ------------
Cash - ending                $     98       $     428             $     98


Supplemental disclosures:

     Interest paid           $     -        $     -               $     -
                             ==========     ==========          ===========
     Income taxes paid       $     -        $     -               $     -
                             ==========    ===========         ============


Non-cash financing activities:

Common stock issued
in exchange for services     $      -        $     -        $        8,000
                            ===========    ============        =============


See Accountant's Review Report and Notes to Financial Statements.
                               -5-

SILVER STATE VENDING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2000, AND DECEMBER 31, 1999

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

During 1998, the Company paid $600 in offering costs in connection with the sale of its $0.001 par value common stock.

There have been no other issuances of common stock or preferred stock.

Note 5   Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of obtaining additional capital the Company intends to raise through offering of its stock and servicing of its vending machines, it would be unlikely for the Company to continue as a going concern.


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




                               -7-

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company changed accounts in 2000,and there have not been any disagreements with said accountants.


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

                         SUMMARY COMPENSATION

Name and Principal
All other
Position                         Year          Compensation
-------------------------------------------------------------
Raoul Ramirez                    1999             -0-
President                        1998           $1,000
                                 2000             -0-

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

Title of   Name and Address     Amount & Nature     Percent of
Class      of Beneficial Owner  of Beneficial Owner Class
-----------------------------------------------------------------

Common     Raoul Ramirez         4,500,000              39%
           1205 Daytona Lane
           Las Vegas, NV 89117

Common     Arvon Buton           500,000                4.4%
           720 N. 23rd Street
           Las Vegas, NV 89101

Common     Charles R. Powell     4,500,000              39%
           5900 Mira Costa
           Las Vegas, NV 89108

Common     All Officers and      5,000,000              43.4%
           Directors as a Group
          (2 Persons)

       An Officer and Director of the Company.

       These shares are restricted.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.    Description

23.0           Consent of Accountant

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed for the registrant during the last quarter of the year ended December 31, 2000.

       22

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Silver State Vending Corporation
                              (Registrant)

Date:   April 5, 2001         By: /s/ RAOUL RAMIREZ
                              --------------------------------
                              Raoul Ramirez
                              President and Chief Executive
                              Officer


Date:   April 5, 2001         By: /s/ ARVON BURTON
                              --------------------------------
                              Arvon Burton
                              Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:    April 5, 2001        By: /s/ RAOUL RAMIREZ
                              --------------------------------
                              Raoul Ramirez
                              Director


Date:    April 5, 2001        By: /s/ RAOUL RAMIREZ
                              --------------------------------
                              Arvon Burton
                              Director

       23