Form 10-Q
period 2001-03-31
SILVER STATE VENDING CORP
filed 2001-06-01
CIK 1037759

United States
                     U. S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                      Form 10-QSB



             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended Mar. 31, 2001



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

Yes [x]  No [ ]


The number of shares outstanding of the issuer's common stock par value $.01 per share, as of March 31, 2001 was 11,409,500.

Transitional Small Business Disclosure Format (check one):

Yes [ ]   No[x]

ITEM 1 - FINANCIAL STATEMENTS

The unaudited condensed financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2000 included in the Company's Form 10KSB filed with the SEC.

    The accompanying financial statements have been reviewed by independent accountants in accordance with generally accepted accounting principles, and in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended Mar. 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

                         Silver State Vending Corporation

                                   Balance Sheet
                                       as of
                                  March 31, 2001
                               and December 31, 2000
                                        and
                                Statements of Income
                             for the Three Months Ending
                               Mar. 31, 2001 and 2000
                    and the Period September 30, 1996 (Inception)
                                  to Mar. 31, 2001
                                          and
                              Statements of Cash Flows
                             for the Three Months Ending
                                Mar. 31, 2001 and 2000
                and for the period September 30, 1996 (Inception)
                                   to Mar. 31, 2001



TABLE OF CONTENTS                                               Page

Balance Sheet.....................................................a3

Income Statement..................................................a4

Statement of Cash Flows...........................................a5

Notes to Financial Statements.....................................a6

                     Silver State Vending Corporation
                       (a Development Stage Company)
                               Balance Sheet
                     Mar. 31, 2001 and December 31, 2000

                                           (Unaudited)
                                             Mar 31,          December 31,
                                               2001                2000
Assets

Current assets:
      Cash                                  $    98          $     98
         Total current assets                    98                98

Property and equipment:
      Fixed assets                             6,330              6,330
      Less: accumulated depreciation            (295)              (295)
                                             --------            -------
         Total property and equipment          6,035              6,035
                                             --------            -------

Other assets:
      Deposits                                   420               420
                                            --------           --------

Total Assets                              $    6,553          $   6,553
                                            =========          =========

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                    $    5,150          $   5150
                                           ---------          ---------
        Total current liabilities              5,150              5150
                                           ---------          ---------
Total Liabilities                              5,150              5150
                                           ---------          ---------
Stockholders' Equity:
     Preferred stock; $0.001 par value; 5,000,000 shares
        authorized, no shares
        issued or outstanding                      0                  0
     Common stock; $0.001 par value; 20,000,000 shares
        authorized; 11,409,500 shares
        issued and outstanding                11,409             11,409
     Additional paid-in capital               16,986             16,986
     Accumulated deficit prior
        to the development stage             (26,992)           (26,992)
                                            ----------         ---------
Total stockholders' equity                     1,403              1,403
                                            ----------         ---------
Total Liabilities and Stockholders' Equity  $  6,553           $ 6,553
                                            =========          ========

                                         a3

                        Silver State Vending Corporation
                          (a Development Stage Company)
                                   (Unaudited)
                                Income Statement
                  For the Three Months Ending Mar. 31, 2001
                               and Mar. 31, 2000,
                               and For the Period
                    September 30, 1996 to Mar. 31, 2001

                                                             September 30,
                                           Three Months      1996 (Date of
                                        Ending Mar. 31,     Inception) to
                                     2001           2000           2001
                                  -------------------------     -----------


Revenue                            $     98      $     98        $    1,318
Cost of sales                            84            80               570
                                     --------       --------      ---------
Gross profit                             14            24               448
                                     --------      ---------       --------

Expenses:

     Office expense                    3256        3256              23470
     Professional fees                 147         147               4270

                                    -------       -------            ------
        Total expenses                3389          3389             27740
                                   --------       -------           -------
Net (loss) income                $   (3389)     $  (3389)         $ (26992)
                                   ========      ========           ========

Weighted average number of
  common shares outstanding     11,409,500    11,409,500         11,409,500
                                ==========    ==========         ===========
Net loss per share               $       0      $      0          $       0
                                ==========    ==========         ===========

                                           a4

                         Silver State Vending Corporation
                           (a Development Stage Company)
                                    (Unaudited)
                              Statement of Cash Flows
                 For the Three Months Ending Mar. 31, 2001 and 2000
        and For the Period September 30, 1996 (Inception) to Mar. 31, 2001


                                                         September 30,
                                                         1996 (Date of
                         Three Months Ending Mar. 31,    Inception) to
                                                           Mar. 31,
                               2001         2000             2001
                             --------    ----------      ------------
Cash flows from
operating activities
Net (loss) income            $   (3389)  $  (3389)         $ (26992)
Adjustments to reconcile net
income to net cash used
   by operating activities:
     Depreciation expense          147          147           4270
     Amortization expense           0           21              0
     Services provided in
       exchange for stock                                   8,000
     (Increase) decrease in:
        Prepaid expenses            0            0             0
        Deposits                                             (420)
      Increase (decrease) in:
        Accounts payable        2,912          2,912         5,150
      Net cash used by         ---------    ----------    --------
      operating activities       (219)      (4,958)       (13,695)
                               ----------    --------    ---------
     Cash flows from investing activities
       Purchase of equipment        -           -          (6,330)
                                ---------    --------   ----------
     Net cash provided (used)
       by investing activities      0            0         (6,330)
                                ---------    ---------     --------
     Cash flows from financing activities
       Issuance of common stock     0            0          3,409
       Additional paid-in capital                          21,686
       Offering costs               0            0         (4,700)
                               ----------   ----------    --------
     Net cash provided by
       financing activities         0            0         20,395
                                ---------  ----------   -----------
     Net (decrease) increase
      in cash                    (219)      (4,958)           370
     Cash - beginning           1,785        6,743              0
     Cash - ending           $    212     $  1,785      $     370
                             ==========    ========       ========
     Supplemental disclosures:
      Interest paid          $      0     $      0      $       0
                                ========    =========    =========
      Income taxes paid      $      0     $      0      $       0
                             ===========    ===========   =========

      Non-cash financing activities:
        Common stock issued in
        exchange for services  $    0       $      0      $  8,000

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

     Cash and cash equivalents
 The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2001.

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

     Loss per share
 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of Mar. 31, 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.

     Dividends
 The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Equipment
 The vending equipment is carried at cost. Expenditures for the maintenance and repair are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized.

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

Note 3   Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended April 21, 2001 due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K
       No Reports on Form 8-K have been filed for the quarter ended
       Mar. 31, 2001

Items 1, 2, 3, 4 and 5 of Part II have been omitted as inapplicable
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SILVER STATE VENDING CORPORATION

May 15, 2001                  By: /s/ ARVON BURTON
                                   Arvon Burton
                                   Treasurer (Chief Financial Officer)
                                   and duly authorized officer