Form 10KSB/A
period 2000-12-31
SILVER STATE VENDING CORP
filed 2001-08-16
CIK 1037759

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

Title of   Name and Address     Amount & Nature     Percent of
Class      of Beneficial Owner  of Beneficial Owner Class
-----------------------------------------------------------------

Common     Max C. Tanner        6,010,000  (1)          52%
           2950 E. Flamingo, Ste. G
           Las Vegas, NV 89121

Common     Raoul Ramirez         4,500,000 (2)          39%
           1205 Daytona Lane
           Las Vegas, NV 89117

Common     Arvon Buton           500,000   (2)          4.4%
           720 N. 23rd Street
           Las Vegas, NV 89101

Common     All Officers and      5,000,000              43.4%
           Directors as a Group
          (2 Persons)



(1) 4,500,000 of these shares are restricted under Rule 144

(2) An Officer and Director of the Company.

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

Date:    April 5, 2001        By: /s/ RAOUL RAMIREZ
                              --------------------------------
                              Raoul Ramirez
                              Director


Date:    April 5, 2001        By: /s/ RAOUL RAMIREZ
                              --------------------------------
                              Arvon Burton
                              Director

      EX-23
          2







                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



        The firm of G. Brad Beckstead, CPA, consents to the inclusion of my report of March 21, 2001, on the Financial Statements of Silver State Vending Corp. for the year ended December 31, 2000, in any filings which are necessary now or in the near future to be filed with the US Securities and Exchange Commission.

Signed,

/S/ G. Brad Beckstead
G. Brad Beckstead
Las Vegas, Nevada
March 21, 2001