Form 10QSB
period 2001-06-30
SILVER STATE VENDING CORP
filed 2001-08-22
CIK 1037759

United States
                     U. S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                      Form 10-QSB



             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2001



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

Yes [x]  No [ ]


The number of shares outstanding of the issuer's common stock par value $.01 per share, as of June 30, 2001 was 11,409,500.

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

    The accompanying financial statements have been reviewed by independent accountants in accordance with generally accepted accounting principles, and in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

                         Silver State Vending Corporation

                                   Balance Sheet
                                       as of
                                  June 30, 2001
                               and December 31, 2000
                                        and
                                Statements of Income
                             for the Three Months Ending
                               June 30, 2001 and 2000
                    and the Period September 30, 1996 (Inception)
                                  to June 30, 2001
                                          and
                              Statements of Cash Flows
                             for the Three Months Ending
                                June 30, 2001 and 2000
                and for the period September 30, 1996 (Inception)
                                   to June 30, 2001



TABLE OF CONTENTS                                               Page

Balance Sheet.....................................................a3

Income Statement..................................................a4

Statement of Cash Flows...........................................a5

Notes to Financial Statements.....................................a6

                           Silver State Vending, Inc.

                         (a Development Stage Company)

                                 Balance Sheet



                                             (unaudited)
                                               June 30,           December 31,
                                                 2001                 2000
                                            --------------  ----------------
Assets

Current assets:
  Cash and equivalents                   $            933     $             98
                                         ----------------     ----------------
    Total current assets                 $            933     $             98
                                         ----------------     ----------------


Fixed assets, net                                   5,445                6,035
Other assets                                          420                  420
                                         ----------------     ----------------


                                         $          6,798     $          6,553
                                         ================     ================



Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                       $          5,150     $          5,150
                                         ----------------     ----------------

Total current liabilities                           5,150                5,150
                                         ----------------     ----------------



Stockholders' Equity:
  Common stock, $0.001 par value, 20,000,000
    shares authorized, 11,409,500 shares issued and
    outstanding                                    11,409               11,409
  Additional paid-in capital                       19,393               16,986
  (Deficit) accumulated during development stage  (29,154)
(26,992)
                                         ----------------      ---------------
                                                    1,648                1,403
                                         ----------------      ---------------
                                         $          6,798      $         6,553



                                         a3

                           Silver State Vending, Inc.
                         (a Development Stage Company)
                            Statement of Operations
                                  (unaudited)
           For the Three and Six Months Ending June 30, 2001 and 2000
       and For the Period September 30, 1996 (Inception) to June 30, 2001


                                                            September 30,1996
                    Three Months Ending   Six Months Ending   (Inception) to
                            June 30,            June 30,            June 30,
                    -------------------   -----------------
                        2001    2000         2001   2000             2001
                    ---------  --------   -------- -------- ------------------


Revenue             $       -  $     43   $      - $    141   $      1,318
Cost of sales               -        84          -      164            570
                    ---------  --------   -------- ---------- -------------

Gross profit                -       (41)         -     (23)            748
                    ---------  --------   -------- -------- ----------------

Expenses:
  Depreciation
  Expense                 590         37        590       37           885
  General and
  administrative
  expenses              1,196        770       1,572   4,159        29,017
                     --------  ---------   --------- -------  --------------
   Total expenses       1,786        807       2,162   4,196        29,902
                     --------  ---------   --------- ------ ----------------

Net (loss)           $ (1,786) $   (848)   $ (2,162) $(4,219)  $   (29,154)
                     ========  =========   ========= ======== ==============

Weighted average
number of common
shares outstanding     ######     ######     ######  11,409,500  11,409,500
                     ========  =========   ========= ========  =============

Net (loss)
per share            $ (0.00)  $  (0.00)   $  (0.00) $ (0.00)  $     (0.00)

                                           a4

                           Silver State Vending, Inc.
                         (a Development Stage Company)
                            Statement of Cash Flows
                                   (unaudited)
                For the Six Months Ending June 30, 2001 and 2000
       and For the Period September 30, 1996 (Inception) to June 30, 2001



                                                           September 30, 1996
                                  Six Months Ending           (Inception) to
                                       June 30,                   June 30,
                                ----------------------
                                    2001      2000                  2001
                                ---------   ----------   -------------------
Cash flows from
operating activities
Net (loss)                      $ (2,162)   $   (4,219)    $    (29,154)
Depreciation expense                  590            37             885
Stock issued for services               -             -            8,000
Adjustments to reconcile
net cash to
  cash (used) by operations:
  (Increase) in other assets            -             -           (420)
  Increase in accounts payable          -         2,912         5,150
                                 --------   ----------- --------------------
Net cash (used) by
operating activities               (1,572)       (1,270)       (15,539)
                                 ---------  ------------ -------------------


Cash flows from
investing activities
  Purchase of fixed assets               -             -          (6,330)
                                 ---------  ------------   -----------------
 Net cash used by
investing activities                     -             -         (6,330)
                               ---------  ------------   -------------------

Cash flows from
financing activities
  Issuance of common stock               -             -          3,409
  Additional paid-in capital         2,407             -          19,393
                                 ---------  ------------  ------------------
Net cash provided by
financing activities                 2,407             -          22,802
                                 ---------  ------------   -----------------


Net (decrease) increase in cash        835        (1,270)          933
Cash - beginning                        98          1,743           -
                                 ---------  -------------  -----------------
 Cash - ending                   $     933  $         473   $      933
                                 =========  =============  =================


Supplemental disclosures:
  Interest paid                  $       -  $           -   $        -
                                 =========  ==========  ===================
  Income taxes paid              $       -  $           -   $        -
                                 =========  =============  ================
Non-cash transactions:
Shares issued for services               -              -        8,000,000
                                 =========  =============  ================

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K
       No Reports on Form 8-K have been filed for the quarter ended
       June 30, 2001

Items 1, 2, 3, 4 and 5 of Part II have been omitted as inapplicable
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SILVER STATE VENDING CORPORATION

August 15, 2001                  By: /s/ ARVON BURTON
                                   Arvon Burton
                                   Treasurer (Chief Financial Officer)
                                   and duly authorized officer