Form 10KSB/A
period 2000-12-31
SILVER STATE VENDING CORP
filed 2001-09-13
CIK 1037759

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

Title of   Name and Address     Amount & Nature     Percent of
Class      of Beneficial Owner  of Beneficial Owner Class
-----------------------------------------------------------------

Common     Max C. Tanner        5,510,000  (1)          48%
           2950 E. Flamingo, Ste. G
           Las Vegas, NV 89121

Common     Raoul Ramirez         4,500,000 (2)          39%
           1205 Daytona Lane
           Las Vegas, NV 89117

Common     Arvon Buton           500,000   (2)          4.4%
           720 N. 23rd Street
           Las Vegas, NV 89101

Common     All Officers and      5,000,000              43.4%
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