Form 10QSB
period 2001-09-30
SILVER STATE VENDING CORP
filed 2001-10-22
CIK 1037759

United States
                     U. S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                      Form 10-QSB



             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2001



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

Yes [x]  No [ ]


The number of shares outstanding of the issuer's common stock par value $.01 per share, as of September 30, 2001 was 11,409,500.

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

    The accompanying financial statements have been reviewed by independent accountants in accordance with generally accepted accounting principles, and in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

                         Silver State Vending Corporation

                                   Balance Sheet
                                       as of
                                  September 30, 2001
                               and December 31, 2000
                                        and
                                Statements of Income
                             for the Three Months Ending
                               September 30, 2001 and 2000
                    and the Period September 30, 1996 (Inception)
                                  to September 30, 2001
                                          and
                              Statements of Cash Flows
                             for the Three Months Ending
                                September 30, 2001 and 2000
                and for the period September 30, 1996 (Inception)
                                   to September 30, 2001



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

Notes to Financial Statements.....................................a6

                           Silver State Vending, Inc.

                         (a Development Stage Company)

                                 Balance Sheet



                                             (unaudited)
                                               September 30,      December 31,
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



                                         a3

                           Silver State Vending, Inc.
                         (a Development Stage Company)
                            Statement of Operations
                                  (unaudited)
           For the Three and Nine Months Ending September 30, 2001 and 2000 and For the Period September 30, 1996 (Inception) to September 30, 2001


                                                            September 30,1996
                    Three Months Ending   Nine Months Ending   (Inception) to
                          September 30,     September 30,       September 30,
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

                                           a4

                           Silver State Vending, Inc.
                         (a Development Stage Company)
                            Statement of Cash Flows
                                   (unaudited)
                For the Nine Months Ending September 30, 2001 and 2000
       and For the Period September 30, 1996 (Inception) to September 30, 2001



                                                           September 30, 1996
                                  Nine Months Ending           (Inception) to
                                   September 30,                September 30,
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

     Cash and cash equivalents
 The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2001.

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

     Loss per share
 Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.
 As of September 30, 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.

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


PLAN OF OPERATION/ Subsequent Events

The Company has signed a letter of intent with Link Worldwide Logistics, Inc. d/b/a/ Pony Express, a Flordia Company ('Link'). The letter of intent proposes a transaction ('the Transaction') which will result in Link's receipt of a controlling interest of no less than ninety-five (95%) percent of the outstanding capital stock of Silver State Vending Corp.

General Description of the Transaction -
     The Company represents that there are currently 11,409,500 shares of its common stock issued and outstanding, of which 9,000,000 are restricted shares and 2,409,500 are unrestricted freely tradeable shares. In connection with the Transaction, Link proposes to merge into, transfer its assets and operations, or otherwise structure a transaction that will result in the business combination of Link and the Company along with Link's acquisition of a controlling interest in the Company. At the Closing, Link and/or its designated assignees, will receive no less than 10,839,025 shares of the Company, representing ninety-five (95%) percent of the outstanding common stock of the Company with the valance of five (5%) percent, 570,475 shares, being retained by existing shareholders of the Company. One-half of the Retained Shares shall come from the Restricted Shares and the other have of the Retained Shares shall come from the existing Unrestricted Shares. The Company shall cause its remaining shareholders including, if applicable, any selling shareholders, to enter into lock-up and leak-out agreements restricting the transfer or sale of the Retained Shares which shall include certain restrictions (refer to actual Letter of Intent - which will subsequently filed as an exhibit to Form 8-K upon closing of Transaction).

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K
       No Reports on Form 8-K have been filed for the quarter ended September 30, 2001

Items 1, 2, 3, 4 and 5 of Part II have been omitted as inapplicable
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SILVER STATE VENDING CORPORATION

October 15, 2001                  By: /s/ ARVON BURTON
                                   Arvon Burton
                                   Treasurer (Chief Financial Officer)
                                   and duly authorized officer