Form 10KSB
period 2001-12-31
SILVER STATE VENDING CORP
filed 2002-05-23
CIK 1037759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________

                        Commission file number 000-25559
                                               ---------


                        Silver State Vending Corporation
                        --------------------------------
                 (Name of small business issuer in its charter)


       Nevada                                           86-0860379
       ------                                           ----------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


5295 Town Center Road - 3rd Floor, Boca Raton, FL               33486
-------------------------------------------------               -----
(Address of principal executive offices)                      (Zip Code)


Issuer's telephone number, including area code: (561) 347-9121


Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered


Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $3,822,601.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of May 22, 2002, was $1,315,370.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,000,000 as of May 22, 2002.

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History. Silver State Vending Corporation (the "Company") was organized as a Nevada corporation on September 30, 1996. In 1997, the Company began providing coin-operated vending services to the city of Las Vegas, Nevada, concentrating on the sale of bulk candy. No significant revenues were generated from these activities and, in 2000, the Company ceased these operations and began a search for a new business opportunity.

Acquisition of Pony Express. On October 17, 2001, the Company, through a wholly owned subsidiary, Silver Pony Express, Inc., a Nevada corporation ("Silver Pony") purchased the assets and business of Link Worldwide Logistics, Inc., a Florida corporation ("Link"). The assets purchased by the Company from Link consist primarily of the Florida based assets and operations of Pony Express, a long-established, well-recognized and respected transportation company. The assets include inventory, equipment, contractual rights, customer lists, vehicles, machinery, furniture, fixtures, leasehold improvements and intangible assets used in connection with Pony Express' operations as a third party logistics provider, with primary business operations in express overnight delivery under the trade name "Pony Express." As a result of this acquisition, the Company now operates a parcel delivery service with complete zip-code coverage throughout the state of Florida and certain segments of Georgia (the "Business").

Recent Business Developments. Since taking over control of the Company in December, 2001, present management of the Company has reviewed the Company's pricing structure and instituted increases as appropriate to bring the Company's pricing structure up to market. The price increases are expected to increase the Company's revenues from existing customers by approximately 20%. The Company has also begun actively seeking new accounts, and is about to initiate a new sales program. In May, 2002, the Company hired William Burbank as its Sales Manager in an effort to further increase the Company's revenues.

In order to facilitate expansion of the Company's markets, the Company must be able to deliver packages to destinations anywhere in the world. To accomplish this, the Company has forged an alliance with International Bonded Courier
(IBC). With this alliance, the Company will be able to ship express packages overnight to destinations all over the United States and express to the rest of the world.

Competition. The market for scheduled ground and logistics services is highly competitive. Competition on pricing is often intense in the courier industry, particularly for basic delivery services. In addition, other companies with significantly greater financial and other resources than the Company, that do not currently operate ground and air courier business, may enter the industry in the future. The Company currently has only limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities.

As an integral part of its marketing program, the Company intends to improve the Company's identity by changing its name to Pony Express USA, Inc. and adopting an updated corporate logo.

The Company's ability to grow to the revenue level required for sustained profitability has been slowed by the poor financial condition of the Company at the time present management took control of the Company. See "Management's Discussion and Analysis." As the Company restructures its debt obligations, more management time has been devoted to expansion efforts.

Trademark. As part of the acquisition of the Business, the Company acquired the registered trademark "Pony Express." The trademark is pledged, along with essentially all other Business assets, to the prior owner of the Business as security for payment of the purchase money promissory note given by Link to the prior owner, and assumed by the Company upon acquisition of the Business.

Employees. As of May 22, 2002, the Company had 74 full-time employees and no part-time employees. Of the employees, eight are engaged in management positions and 14 are in administrative positions. In addition, the Company utilizes the services of 88 driver/partners, who are independent contractors.

RISK FACTORS

Need for Significant Additional Capital. The Company will require significant additional capital to implement both its short term and long term business strategies. There can be no assurance that such additional capital will be available, or if available, that the terms will be satisfactory for the Company. While the Company expects to be able to operate profitably during the current year, any inability to obtain additional financing at the required intervals and upon favorable terms will have a material adverse effect on the Company's ability to implement its complete business plan. Any additional financing could involve substantial dilution to the interests of the Company's then existing shareholders.

Reliance on Commercial Carriers, Cargo Carriers and Co-Loaders. The Company relies upon scheduled flights of commercial and/or cargo air carriers and shipping companies in delivering its parcels to areas outside its own sphere of operation, which currently includes Florida and parts of Georgia and Alabama. Consequently, the ability of the Company to provide reliable, low-cost express delivery could be adversely affected by changes in policies and practices such as pricing, payment terms, scheduling, and frequency of service or increases in the cost of fuel, taxes and labor, and other factors that are not within the Company's control.

Government Regulation. The Company's delivery operations are subject to various federal, state and local regulations that in many instances require permits and licenses. Failure by the Company to maintain required permits or licenses, or to comply with the applicable regulations, could result in substantial fines or possible revocation of the Company's authority to conduct some aspects of its operations.

Limited Operating History. The Company has only recently acquired the Business. Accordingly, the Company has limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in the express delivery industry. To address these risks, the Company must, among other things, successfully market its services, acquire or establish strategic alliances with existing authorized shipping agents and business service providers, and maintain competitive pricing. There can be no assurances that the Company will succeed in addressing these risks, and the failure to do so could have a material adverse effect on the Company's business, results of operation and financial condition.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's executive offices are located at 5295 Town Center Road, Third Floor, Boca Raton, Florida, 33486, where the Company leases approximately 2,600 square feet of office space. The Company has nine years remaining on the lease, at a monthly rent of $7,600, which includes all photocopying, electric, telephone service, computer network and other office services. In addition, the Company leases seven other locations from which it conducts its sorting and shipping operations. The Company's total lease obligations for its physical facilities is approximately $32,000 per month.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened. None of the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities is a party adverse to the Company nor do any of the foregoing individuals have a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote by the security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded in the over-the-counter market under the symbol "SVEA". The common stock was only traded for ten days during 2001. As reported by Bloomberg, L.P., for the Company's common stock for the calendar year 2001 traded between a low of $1.55 and a high of $3.00. The average of the bid and ask price of the Company's common stock in the over-the-counter market as of May 22, 2002, was $0.43 bid and $0.49 asked per share. The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of the Company's securities is not necessarily indicative of future performance.

Common Stock and Warrants. As of December 31, 2001, the Company had issued and outstanding 20,000,000 shares of common stock, and 4,409,500 shares of convertible preferred stock. In connection with the Company's acquisition of the Business, the Company issued 8,590,500 shares of the Company's common stock and 4,409,500 shares of the Company's convertible preferred stock. The preferred stock has all of the same rights of the Company's common stock, and is convertible on a one for one basis into shares of the Company's common stock. The Company does not currently have sufficient authorized common stock to allow for the conversion of the preferred stock, but has agreed to seek shareholder approval for an amendment to the Company's Certificate of Incorporation to increase the authorized capital of the Company in order to allow for the conversion of the preferred stock into common stock.

Link also purchased an additional 8,550,000 shares of the Company's common stock from two principal shareholders of the Company, one of which was an officer of the Company. Upon completion of all of the above transactions, Link beneficially owns approximately 88.3% of the outstanding capital stock of the Company. The Board of Directors of Link has determined to liquidate that company, distributing the stock it holds in the Company to satisfy certain claims which shareholders and other creditors of a predecessor company may have against Link, and to the shareholders of Link. After liquidation, no person or group of persons is expected to hold a controlling interest in the Company.

Holders of Record. As of May 22, 2002, there were approximately 74 shareholders of record of our common stock, not including beneficial owners holding shares through nominee name. All of the Company's outstanding preferred stock is held by Link.

Dividend Policy. The Company has never paid cash dividends on its capital stock. Payment of dividends will be within the sole discretion of the Board of Directors and will depend, among other factors, upon earnings, capital requirements and the operating and financial condition of the Company. At the present time, the anticipated financial capital requirements of the Company are such that the Company intends to continue to follow a policy of retaining earnings in order to finance the development of the Business.

Transfer Agent.  The Company's transfer agent is Silver State Transfer &
Registrar.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operation. Revenues were $3,822,601 for 2001 and were $0 for 2000.This represents our first year of actual operations for the Company. The Company expects revenues to continue to grow through the near future.

Cost of goods sold were $0 in 2001 and $0 for 2000. The absence of any cost of goods sold is because the company is a service provider and expenses are recorded as selling, general and administrative expenses.

Selling, general, and administrative expenses were $3,695,119 for 2001 and $15,200 for 2000. The dramatic increase in expenses reflect the rapid start-up of operations for the company. The Company expects increased expenses through 2002 because of the continued expansion of the Company.

The Company had other expenses of $1,229,386 in 2001 compared to $0 in 2000. These expenses reflect $171,544 in interest, $49,400 in loss on disposal of equipment, and $1,008,433 in embezzlement for which the Company was not insured. The Company believes that these expenses to be limited to the 2001 period and should not be a material factor in the future.

The Company's strategy for future growth is to first reinforce its existing infrastructure and secondly to expand beyond Florida. This involves increasing not only funding, but sales as well.

Financial Condition. The Company's financial condition is burdened primarily by two large debts. The Company owes $977,000 to Skynet Holdings, Inc., the owner of the Business prior to its acquisition by Link. This debt is represented by a promissory note, is secured by essentially all of the assets of the Company other than its vehicles, requires monthly payments of $10,000, and is payable in full on February 20, 2003. See Note 6 to the Consolidated Financial Statements, found on page F-12.

The Company also owes approximately $600,000, plus penalties and interest, in unpaid withholding taxes from periods prior to current management taking control of the Company. The Company is in discussions with the Internal Revenue Service seeking to obtain an affordable payment plan and a waiver or abatement of interest and penalties.

ITEM 7. FINANCIAL STATEMENTS.

Independent Auditor's Report............................................F-1
Consolidated Balance Sheets.............................................F-2, F-3
Consolidated Statements of Operations...................................F-4
Consolidated Statements of Changes in Stockholders Equity...............F-5

Consolidated Statements of Cash Flows...................................F-6, F-7
Notes to Consolidated Financial Statements..............................F-8-F-18

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has changed accountants to audit the Company in the latest time period. The change in accountants was motivated by the change of control in the Company and approved by the Board of Directors on April 18, 2002. There were no disagreements with the Company's previous accountants. The Company's previous accountants, G. Brad Beckstead, CPA, had issued a "going concern" opinion about the Company's future prospects because, at the time, the Company has had limited operations and have not commenced planned principal operations.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Prior to the Company's acquisition of the Business on October 17, 2001, the directors and officers of the Company were Arvon Burton and Max A. Tanner. Upon acquisition of the Business by the Company on October 17, 2001, Mr. Burton and Mr. Tanner resigned their positions and were replaced by Paul R. Johnson, as Chairman and Chief Executive Officer; Richard Bee, as director and Secretary; and Jim Brill, as Chief Operating Officer.

On December 12, 2001, the Securities and Exchange Commission filed a complaint against Mr. Johnson in connection with his role in an allegedly fraudulent stock offering by a predecessor company to Link. As a result, Mr. Johnson resigned his positions with the Company and, effective as of January 1, 2002, was replaced by Peter Ticktin as director and Chief Executive Officer. Harvey Scholl was named Chief Financial Officer at the same time. Mr. Brill has subsequently been replaced by Steve Bullock as Chief Operating Officer. See Note 12 to the Consolidated Financial Statements, found on page F-17, for more detail regarding the charges pending against Mr. Johnson.

The directors and executive officers of the Company at the present time are as follows:

Name                  Age    Position Held with Registrant

Peter Ticktin         56     Director, Chief Executive Officer
Harvey Scholl         52     Director, Chief Financial Officer
Richard Bee           49     Director, Vice President - International Operations
Steve Bullock         54     Chief Operating Officer

Peter Ticktin has been a director and Chief Executive Officer of the Company since January 1, 2002. Since 1972, Mr. Ticktin has been a practicing attorney in private practice, and has been a partner in the law firm of Scholl, Ticktin & Associates, P.A., since 1999, along with Harvey Scholl, director and Chief Financial Officer of the Company.

Harvey Scholl has been a director and Chief Financial Officer of the Company since January 1, 2002. Since 1974, Mr. Scholl has been a practicing attorney in private practice, and is a partner in the law firm of Scholl, Ticktin & Associates, P.A., along with Peter Ticktin, director and Chief Executive Officer of the Company.

Richard Bee has been a director of the Company since its acquisition of the Business on October 17, 2001, and has been Vice President - International Operations, since January 1, 2002. Mr. Bee is also the sole director of Link, which currently owns approximately 88.3% of the Company's outstanding stock, and was Chief Operating Officer of Link Express Delivery Solutions, Inc., from 1998 until it ceased business operations in February 2001. Mr. Bee worked for DHL from 1973 to 1993, where he was responsible for the expansion of DHL's operations into various international markets.

Steve Bullock has been Chief Operating Officer of the Company since October 17, 2001. Mr. Bullock has been employed by the Business since 1984, beginning as a driver/partner, then assuming regional management duties, and being appointed Chief Operating Officer upon acquisition of the Business by the Company.

ITEM 10. EXECUTIVE COMPENSATION.

During 2001, until the Company's acquisition of the Business on October 17, 2001, no compensation was paid to management as the Company had no business operations and no revenues.

From October 17, 2001, when the Company acquired the Business, until December 31, 2001, Jim Brill, as Chief Operating Officer of the Company, was paid a salary of $5,000 per month. No compensation was paid to Richard Bee, director and Secretary of the Company, or to Paul R. Johnson, director and Chief Executive Officer. However, as discussed in Note 12 of the Notes to Consolidated Financial Statements, found on page F-17 of this report, current management has determined that Mr. Johnson commingled Company funds with personal funds and is of the opinion that Mr. Johnson may have embezzled as much as $1,000,000 from the Company. If this is correct, some of the funds taken by Mr. Johnson may have been in the nature of compensation, although the Company has been unable to make any such determination.

Since taking control of the Company on January 1, 2002, compensation for each of Peter Ticktin as Chief Executive Officer, Harvey Scholl as Chief Financial Officer, Richard Bee as Vice President - International Operations, and Steve Bullock as Chief Operating Officer, has been established at $5,000 per month. Mr. Ticktin and Mr. Scholl have deferred all compensation to date, and Mr. Bee has deferred all but $1,500 per month of his salary, until such time as the Company can afford to pay their salaries.

In January, 2002, Peter Ticktin was granted an option to purchase up to 5,000,000 shares of the Company's common stock, Harvey Scholl was granted an option to purchase up to 2,500,000 shares of the Company's common stock, and Richard Bee was granted an option to purchase up to 2,500,000 shares of the Company's common stock, all at an exercise price of $.04 per share, which was the market price of the Company's common stock as of the date the options were granted. The options are exercisable at any time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Link owns 17,140,500 of the 20,000,000 outstanding shares of the Company's common stock, representing approximately 85.7% of the outstanding common stock, and all 4,400,500 shares of the Company's outstanding preferred stock. Combining Link's common stock and preferred stock, Link owns approximately 88.3% of all of the Company's outstanding stock. The Board of Directors of Link has determined to liquidate that company, distributing the stock it holds in the Company to satisfy certain claims which shareholders and other creditors of a predecessor company may have against Link, and to the shareholders of Link. After liquidation, no person or group of persons is expected to hold a controlling interest in the Company.

As noted above, Peter Ticktin, director and Chief Executive Officer of the Company holds an option to acquire up to 5,000,000 shares of the common stock of the Company. If exercised in full, Mr. Ticktin would own approximately 17.0% of the Company's outstanding stock. However, the Company does not currently have sufficient authorized common stock to fulfill the option.

As noted above, Harvey Scholl, director and Chief Financial Officer of the Company, and Richard Bee, director and Vice President - International Operations of the Company, hold options to acquire up to 2,500,000 shares each of the common stock of the Company. If exercised in full, each of Mr. Scholl and Mr. Bee would own approximately 9.3% of the Company's outstanding stock. However, the Company does not currently have sufficient authorized common stock to fulfill the options.

If all three of Mr. Ticktin, Mr. Scholl and Mr. Bee were to exercise their options, at such time as the Company had sufficient authorized but unissued stock to fulfill those options, the three of them would collectively hold approximately 29.1% of the outstanding stock of the Company.

No other person or entity owns, beneficially or of record, more than 5% of the Company's outstanding stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Peter Ticktin, director and Chief Executive Officer of the Company, has lent money to the Company from time to time in order to allow the Company to meet its obligations. The amount of loans from Mr. Ticktin to the Company presently totals approximately $100,000. The loans are represented by promissory notes from the Company, payable on demand, and bear interest at 12% per year.

A company owned by Mr. Ticktin's wife and daughter has purchased approximately $60,000 of trucks for use in the Company's business. The trucks are currently being used by the Company without charge, but it is intended that the trucks will be leased to the Company at prevailing market rates when the Company has sufficent cash flow.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.        Description

2.0 Plan of Acquisition (filed as an Exhibit to the Company's Current Report on Form 8-K filed November 1, 2001, and incorporated herein by this reference)
3.1 Articles of Incorporation (filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed March 15, 1999, and incorporated herein by this reference)

3.2 Bylaws (filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed March 15, 1999, and incorporated herein by this reference)
19.0              Report to Security Holders
23.0              Consent of Accountant

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on November 1, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silver State Vending Corporation
(Registrant)


By   /s/ Peter Ticktin
     -----------------
     Peter Ticktin, Chief Executive Officer and Director

Date May 23, 2002
     ------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Harvey Scholl
       -----------------
   Harvey Scholl, Chief Financial Officer and Director

Date May 23, 2002
     ------------


By  /s/ Richard Bee
       ---------------
     Richard Bee, Vice President - International Operations and Director

Date May 23, 2002
     ------------

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                   YEARS ENDED
                           DECEMBER 31, 2001 AND 2000

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                TABLE OF CONTENTS

                                                                        Page No.

Independent Auditors' Report                                               2

Consolidated Balance Sheets                                                3

Consolidated Statements of Operations                                      5

Consolidated Statements of Changes in Stockholders' Deficit                6

Consolidated Statements of Cash Flows                                      7

Notes to Consolidated Financial Statements                                 9

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
Silver State Vending Corporation and Subsidiary
Boca Raton, Florida

We have audited the accompanying consolidated balance sheets of Silver State Vending Corporation and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silver State Vending Corporation and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of its operations, and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company's working capital deficiency, losses from operations, and cash used in operations, raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SEWELL AND COMPANY, PA



Hollywood, Florida
May 9, 2002


                    SILVER STATE VENDING CORPORATION
                             AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2001 AND 2000



                                 Assets

                                                                                  2001                       2000

Current assets
Cash                                                                                   $ 42,550                        $ -
   Accounts receivable, net                                                             475,126                          -
                                                                          ----------------------     ----------------------
                                                                          ----------------------     ----------------------
Total current assets                                                                    517,676                          -

Property and equipment, net                                                              75,595                          -

Goodwill and other intangible assets, net                                             1,660,587                          -

Other assets
Deferred cost                                                                           102,900                          -
                                                                          ----------------------     ----------------------
                                                                          ----------------------     ----------------------

                                                                                    $ 2,356,758                        $ -
                                                                          ======================     ======================
                                                                          ======================     ======================


                  Liabilities and Stockholders' Deficit

                                                                                  2001                       2000

Current liabilities
Bank overdraft                                                                         $ 70,152                        $ -
Accounts payable                                                                        661,637                          -
Accrued expenses                                                                        186,719                          -
Payroll taxes payable                                                                   712,340
Current portion of notes payable                                                         90,000
                                                                          ----------------------     ----------------------
                                                                          ----------------------     ----------------------
Total current liabilities                                                             1,720,848                          -

Long term note payable                                                                1,060,000                          -


Stockholders' deficit
   Convertible preferred stock, $0.001 par value, 5 million shares authorized, 4,409,500 and 0 shares issued and outstanding
  respectively                                                                            4,410                          -
   Common stock, $0.001 par value, 20 million shares
     authorized, 20,000,000 and 8,127,479 shares issued and
  11,450,000 and 8,127,479 shares outstanding respectively                               20,000                      8,127
   Additional paid in capital                                                         1,271,104                      7,073
   Accumulated deficit                                                               (1,634,604)                   (15,200)
                                                                          ----------------------     ----------------------
                                                                          ----------------------     ----------------------
                                                                                       (339,090)                         -
Less: Treasury stock, 8,550,000 shares at cost                                          (85,000)                         -
                                                                          ----------------------     ----------------------
                                                                          ----------------------     ----------------------
                                                                                       (424,090)                         -
                                                                          ----------------------     ----------------------
                                                                          ----------------------     ----------------------

                                                                                    $ 2,356,758                        $ -
                                                                          ======================     ======================
                                                                          ======================     ======================




                     SILVER STATE VENDING CORPORATION
                              AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                    2001                       2000


Revenues                                                                              $ 3,822,601                       $ -
                                                                            ----------------------     ---------------------
                                                                            ----------------------     ---------------------

Expenses
Salaries                                                                                2,194,438                         -
General and administrative                                                                448,637                         -
Leases                                                                                    344,938                         -
License and taxes                                                                         230,173                         -
Consulting and professional fees                                                          178,570                    15,200
Sales expenses                                                                            139,824                         -
Depreciation & amortization                                                               118,538                         -
Bad debt                                                                                   40,000                         -
                                                                            ----------------------     ---------------------
                                                                            ----------------------     ---------------------
                                                                                        3,695,118                    15,200
                                                                            ----------------------     ---------------------
                                                                            ----------------------     ---------------------
Income (loss) from operations                                                             127,483                   (15,200)

Other income/(expenses)
   Loss on settlement                                                                    (447,500)
   Interest expense                                                                      (171,544)                        -
Loss on disposal of equipment                                                             (29,400)                        -
Embezzlement                                                                           (1,098,443)
                                                                            ----------------------     ---------------------
                                                                            ----------------------     ---------------------
                                                                                       (1,746,887)                        -
                                                                            ----------------------     ---------------------
                                                                            ----------------------     ---------------------

Net loss                                                                             $ (1,619,404)                $ (15,200)
                                                                            ======================     =====================
                                                                            ======================     =====================


Loss per common share                                                                     $ (0.15)                  $ (0.00)



          SILVER STATE VENDING CORPORATION
                   AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
       YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                               Additional
                                                             Common Stock              Preferred Stock          Paid in
                                                         Shares        Amount       Shares        Amount        Capital
                                                      ------------------------------------------------------------------------
                                                      ------------------------------------------------------------------------
Issuance of common stock to founders in exchange for
services rendered, on September 30, 2000                  8,127,479      $ 8,127                         $ -        $ 7,073

Net loss 2000
                                                      ------------------------------------------------------------------------
                                                      ------------------------------------------------------------------------
Balance December 31, 2000                                 8,127,479        8,127             -             -          7,073

Issuance of common stock in exchange for loan payable
to an unrelated party on February 21, 2001                  248,637          249                                    697,251

Issuance of common stock according to a private
offering dated January 2001, net of offering expenses       214,384          214                                    581,196

Recapitalization  on October 17, 2001                    11,409,500       11,410     4,409,500         4,410        (14,416)

Stock reacquired on October 17, 2001
totaling 8,550,000 shares at cost

Net loss  2001
                                                      ------------------------------------------------------------------------
                                                      ------------------------------------------------------------------------

Balance December 31, 2001                                20,000,000     $ 20,000     4,409,500       $ 4,410     $1,271,104
                                                      ========================================================================
                                                      ========================================================================
[restubbed table]


                                                      Accumulated         Treasury Stock
                                                        Deficit        Shares       Amount          TOTAL
                                                      ----------------------------------------------------------
                                                      ----------------------------------------------------------
Issuance of common stock to founders in exchange for
services rendered, on September 30, 2000                        $ -                        $ -         $ 15,200

Net loss 2000                                               (15,200)                                    (15,200)
                                                      ----------------------------------------------------------
                                                      ----------------------------------------------------------
Balance December 31, 2000                                   (15,200)           -             -                -

Issuance of common stock in exchange for loan payable
to an unrelated party on February 21, 2001                        -                                     697,500

Issuance of common stock according to a private
offering dated January 2001, net of offering expenses                                                   581,410

Recapitalization  on October 17, 2001                                                                     1,404

Stock reacquired on October 17, 2001
totaling 8,550,000 shares at cost                                     (8,550,000)      (85,000)         (85,000)

Net loss  2001                                           (1,619,404)                                 (1,619,404)
                                                      ----------------------------------------------------------
                                                      ----------------------------------------------------------

Balance December 31, 2001                               $(1,634,604)  (8,550,000)    $ (85,000)      $ (424,090)
                                                      ==========================================================
                                                      ==========================================================


                     SILVER STATE VENDING CORPORATION
                              AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                    2001                         2000
Cash flows from operating activities:
  Net loss                                                                           $ (1,619,404)                   $ (15,200)
                                                                            ----------------------      -----------------------
                                                                            ----------------------      -----------------------

  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                                       118,538                            -
      Bad debt                                                                             40,000                            -
Compensation in exchange for common stock                                                       -                       15,200
Loss on disposal of equipment                                                              29,400                            -
Loss on settlement                                                                        447,500                            -
      (Increase) decrease in accounts receivable                                         (515,126)                           -
      (Increase) decrease in other assets                                                (172,900)                           -
      Increase (decrease) in accounts payable                                             677,691                            -
      Increase (decrease) in payroll taxes payable                                        712,340                            -
      Increase (decrease) in accrued expenses                                             186,719                            -
                                                                            ----------------------      -----------------------
                                                                            ----------------------      -----------------------
      Total adjustments                                                                 1,524,162                       15,200
                                                                            ----------------------      -----------------------
                                                                            ----------------------      -----------------------
  Net cash used in operating activities                                                   (95,242)                           -
                                                                            ----------------------      -----------------------
                                                                            ----------------------      -----------------------

Cash flows from investing activities:
   Cash received for sale of vehicles                                                      90,000                            -
Cash payments for the purchase of property                                               (827,020)                           -
                                                                            ----------------------      -----------------------
                                                                            ----------------------      -----------------------
Net cash used in investing activities                                                    (737,020)                           -
                                                                            ----------------------      -----------------------
                                                                            ----------------------      -----------------------

Cash flows from financing activities:
Proceeds from loans                                                                       308,250                            -
Bank overdraft                                                                             70,152                            -
Treasury stock reacquired                                                                 (85,000)                           -
Proceeds from issuance of common and preferred stock                                      581,410                            -
                                                                            ----------------------      -----------------------
                                                                            ----------------------      -----------------------
Net cash provided by financing activities                                                 874,812                            -
                                                                            ----------------------      -----------------------
                                                                            ----------------------      -----------------------

Net increase (decrease) in cash and cash equivalents                                       42,550                            -

Cash and cash equivalents, beginning of period                                                  -                            -
                                                                            ----------------------      -----------------------
                                                                            ----------------------      -----------------------

Cash and cash equivalents, end of period                                                 $ 42,550                          $ -
                                                                            ======================      =======================
                                                                            ======================      =======================



Supplemental disclosures of cash flow information:

Cash paid during the period for:

    Interest expense                                                                          $ -        $                 -
                                                                            ----------------------      -----------------------
                                                                            ----------------------      -----------------------


Stockholders' deficit note:

On September 30, 2000, 8,127,479 shares of common stock (as restated for the recapitalization) valued at an aggregate $15,200 were issued to founders for services rendered. Accordingly, consultant expenses of $15,200 were charged to operations. As of the date of this report, these shares remained issued to Link
Worldwide Logistics, Inc., instead of its shareholders. (See Note 10)

On October 17, 2001, the Company acquired Link Worldwide Logistics, Inc. through
Silver Pony Express Inc., its wholly owned subsidiary. The acquisition of Link
Worldwide Logistics, Inc. by the Company has been treated as an acquisition of the Company by Link Worldwide Logistics, Inc., and a recapitalization of Link
Worldwide Logistics, Inc. A total of 8,509,500 shares of common stock and 4,409,500 shares of convertible prefered stock were issued with the transaction.
As of the date of this report, these shares remained issued to Link Worldwide
Logistics, Inc., instead of its shareholders. (See Note 10)


                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1     NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Business Description
--------------------

Silver State Vending Corporation (the Company), was incorporated in the state of Nevada on September 30, 1996. On October 17, 2001, the Company acquired 100% of Link Worldwide Logistics, Inc., a Florida corporation, by merging it into a newly formed subsidiary Silver Pony Express, Inc. in a transaction accounted for as a recapitalization of Link Worldwide Logistics, Inc. (See Note 10). The company is in the business of parcel and package delivery service. Currently its operations are limited to the state of Florida and parts of Georgia and Alabama.

Principles of Consolidation
---------------------------

The consolidated financial statements of the Company include the accounts of Silver State Vending Corporation and its wholly owned subsidiary, Silver Pony Express, Inc. All significant intercompany transactions and balances have been eliminated in the consolidation.

Accounting Estimates
--------------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable
-------------------

Accounts receivable are stated at the face amount net of allowance for doubtful accounts. Generally accepted accounting principles require that the allowance method be used to reflect bad debts. A provision for doubtful accounts has been established to reflect an allowance for uncollectible amounts.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed using the Straight-line method based on the estimated useful lives of the assets, which range from 5 - 10 years.

Amortization
------------

Amortization of trademarks and trade names, and other intangibles is determined utilizing the straight-line method based generally on the estimated useful lives of the intangibles as follows:

              Trade name and trade mark                 15 years
              Customer list                             12 years
              Distribution routes                       12 years

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACOUNTING POLICIES - CONTINUED

Long Lived Assets
-----------------

The Company continually evaluates the carrying value of property and equipment, goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

Revenue Recognition
-------------------

Revenues are recognized when the service is delivered.

Advertising
-----------

Advertising costs are charged to operations when they first take place. Advertising expense totaled $744 for the year ended December 31, 2001. There were no advertising expenses for the year ended December 31, 2000.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounting Pronouncements
-------------------------

Statement No. 141 Business Combinations (SFAS 141) establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity.

Statement No. 142 Goodwill and Other Intangible Assets (SFAS 142) provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounting for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 142 on January 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACOUNTING POLICIES - CONTINUED

Accounting Pronouncements
-------------------------

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets supercedes Statement No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121) Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supersedes the provisions of APB 30, Reporting the Results of Operations, pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the future implementation of SFAS 144 will not have a material effect on the Company's financial position, results of operations or liquidity.

Basic Earnings (Loss) per Share
-------------------------------

Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted and dilutive average number of shares outstanding is as follows:

                                                   2001                 2000
                                              -------------      ---------------
      Basic and dilutive weighted average
          number of shares outstanding          10,868,953           8,127,479

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 2   CONCENTRATION OF CREDIT RISK

There were no cash balances at December 31, 2001 and 2000 that exceed federal insurance limits.

The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses.

NOTE 3   ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2001 and 2000 consisted of the following:

                                                    2001                2000
                                                  --------          ----------

         Accounts receivable                      $515,126          $        0
      Less allowance for doubtful accounts         (40,000)                  0
                                                  --------          ----------

                                                  $475,126          $        0
                                                  ========          ==========

Bad debt expense for the year ended December 31, 2001 was $40,000. There was no bad debt expense at December 31, 2000.

NOTE 4   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 and 2000 consisted of the following:

                                                                    Amortization
                                                                      Period
                                            2001        2000         in Years
                                          --------    --------      ----------

          Furniture and fixtures          $ 40,000    $      0           5
          Office machines and equipment     50,000           0           7
                                          --------    --------

                                            90,000           0
          Less accumulated depreciation    (14,405)         (0)
                                          --------    --------

                                          $ 75,595    $      0
                                          ========    ========

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 4   PROPERTY AND EQUIPMENT - CONTINUED

On February 20, 2001, the Company closed on the purchase of the assets of Pony Express for $2,000,000. (See Note 11) The total purchase price was allocated between property and equipment, vehicles, the trade name of Pony Express, customer list, and distribution routes. The purchase was financed with a long-term note for $1,250,000. (See Note 6 )

On May 1, 2001, the Company sold vehicles with a cost of $234,000 to a leasing company for $90,000,. The Company leased back the vehicles under a lease-back agreement for $90,000 at an interest rate of 18% per annum, repayable in 36 monthly installments of $3,286, including principal and interest. The realized loss on the sale of $132,300 was computed over the three-year term of the lease agreement, resulting in a recognized loss of $29,400, and deferred costs of $102,900 at December 31, 2001.

Depreciation expense for the year ended December 31, 2001 was $26,105. There was no depreciation expense at December 31, 2000.

NOTE 5  GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets are summarized by major classification as follows:

                                                                          2001                   2000
                                                                      ------------          -------------

                  Trade name and trade mark                                $1,000,000       $              0
                  Customer list                                               350,000                      0
                  Distribution routes                                         181,020                        0
                  Goodwill                                                    222,000                      0
                                                                          -----------       ----------------

                                                                            1,753,020                      0
                  Less accumulated amortization                               (92,433)       (             0)
                                                                         ------------       ----------------

                                                                           $1,660,587        $             0
                                                                           ==========        ===============

Amortization expense for the years ended December 31, 2001 totaled $92,433. There was no amortization expense at December 31, 2000.

Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. The purchase price exceeded the fair value of the net assets acquired and resulted in goodwill of $222,000. (See Note 11)

According to the purchase agreement, the seller was granted a security interest in the trademark and trade name of Pony Express until the Company has paid the note payable of $1,150,000.

                        SILVER STATE VENDING CORPORATION

                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 6            LONG-TERM NOTE PAYABLE

The Company has outstanding notes payable at December 31, 2001 and 2000 as follows:

                                                                          2001                   2000
                                                                      ------------          -------------

                  Note payable in connection with the assets acquired under conditions and terms prescribed and approved by the bankruptcy court; with an interest rate of 10% per year; due on February

                  20, 2003. (See Note11)                                   $1,150,000                      0

                  Less current portion:                                       (90,000)                     0
                                                                         ------------        ---------------

                  Total long-term note payable                            $ 1,060,000         $            0
                                                                          ===========         ==============

On June 25, 2001, the Company entered into a forbearance agreement with the holder of the note payable to reduce the debt by $100,000. The Company recognized a gain on the settlement of $100,000. In April 2002, the forbearance agreement was amended to establish payments of $10,000 per month, commencing April 2002 through May 2003. Payment of the balance, including outstanding interest is due on June 1, 2003.

The total interest expense related to this loan at December 31, 2001 was $104,167. There was no interest expense at December 31, 2000.

NOTE 7   LEASES

  The company leases office space and vehicles under non-cancelable operating leases, which have initial terms in excess of one year.

  At December 31, 2001, future minimum annual lease payments under these operating leases for the next 5 years are as follows:

                             Years Ended                      Amount
                             -----------                    ----------

                                 2002                       $  280,216
                                 2003                           193,873
                                 2004                            91,997
                                 2005                             5,940
                                 2006 and thereafter                  0
                                                          -------------

                                                             $  572,026

Total lease expense for the year ended December 31, 2001 was $344,938, of which $251,280 was for rental of office space. There was no interest expense for the year ended December 31, 2000.

                        SILVER STATE VENDING CORPORATION

                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 7   LEASES - CONTINUED

On May 1, 2001, the Company sold vehicles with a cost of $234,000 to a leasing company for $90,000. The Company leased back the vehicles under a lease-back agreement for $90,000 at an interest rate of 18% per annum, repayable in 36 monthly installments of $3,286, including principal and interest. The realized loss on the sale of $132,300 was computed over the three-year term of the lease agreement, resulting in a recognized loss of $29,400, and deferred costs of $102,900 at December 31, 2001.

NOTE 8            INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carryforward at December 31, 2001 and 2000 of $1,619,404 and $15,200, respectively, subject to annual limitations prescribed by the Internal Revenue Code, which is available to offset future taxable income through 2021. A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income.

Deferred taxes consist of the following:

                                                                             2001                  2000
                                                                       ---------------        --------------

                  Current taxes                                         $               0       $             0
                  Deferred tax assets:
                    Net operating loss carryforward                               310,000                 3,000
                  Less:  Valuation allowance                                     (310,000)               (3,000)
                                                                              -----------          ------------

                  Net deferred tax assets                                $              0       $             0
                                                                         ================       ===============


The Company's tax expense differs from the "expected" tax expense for the years ended December 31, (computed by applying the Federal Corporation tax rate of 15% to loss before taxes), as follows:

                                                                            2001                   2000
                                                                      ----------------        --------------

                  Statutory rate applied to loss before
                    income taxes                                             $    240,000        $        2,300
                  State income taxes, net of federal
                    income tax effect                                              67,000                   700
                  Changes in valuation allowance                                 (307,000)               (3,000)
                                                                             ------------          -------------

                                                                        $               0       $             0
                                                                        =================       ===============

                        SILVER STATE VENDING CORPORATION

                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 9            STOCKHOLDERS' EQUITY

The Articles of Incorporation provide for the authorization of 5,000,000 shares of convertible preferred stock at $0.001, and 20,000,000 shares of common stock at $0.001 par value. Each share of preferred stock is convertible into 1 share of common stock.

Preferred Stock

On October 17, 2001, the Company acquired Link Worldwide Logistics, Inc. by merging it into Silver Pony Express Inc., its wholly owned subsidiary. A total of 4,409,500 shares of convertible preferred stock were issued in connection with this transaction. As of the date of this report, these shares remained issued to Link Worldwide Logistics, Inc., instead of its shareholders. (See Note
10)

Common Stock

On September 30, 2000, 8,127,479 shares of common stock (as restated for the recapitalization) valued at an aggregate $15,200 were issued to founders for services rendered. Accordingly, consultant expenses of $15,200 were charged to operations. As of the date of this report, these shares remained issued to Link Worldwide Logistics, Inc., instead of its shareholders. (See Note 10)

On February 21, 2001, 248,637 shares of common stock (as restated for the recapitalization) were issued to settle a loan payable of $150,000 to an unrelated party, resulting in a settlement loss of $547,500. The stock was valued at a contemporaneous cash-offering price of $1.50 per share. As of the date of this report, these shares remained issued to Link Worldwide Logistics, Inc., instead of its shareholders. (See Note 10)

On March 30, 2001, 214,384 shares of common stock (as restated for the recapitalization) were issued for $1.50 per share pursuant to a private offering, resulting in proceeds of $580,287, net of offering costs of $20,000. As of the date of this report, these shares remained issued to Link Worldwide Logistics, Inc., instead of its shareholders.  (See Note 10)

On October 17, 2001, the Company acquired Link Worldwide Logistics, Inc. through Silver Pony Express Inc., its wholly owned subsidiary. The acquisition of Link Worldwide Logistics, Inc. by the Company has been treated as an acquisition of the Company by Link Worldwide Logistics, Inc., and a recapitalization of Link Worldwide Logistics, Inc. A total of 8,509,500 shares of common stock were issued with the transaction. As of the date of this report, these shares remained issued to Link Worldwide Logistics, Inc., instead of its shareholders. (See Note 10)

                        SILVER STATE VENDING CORPORATION

                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 10  MERGER

On October 17, 2001, the Company acquired Link Worldwide Logistics, Inc. by merging it into a newly formed subsidiary, Silver Pony Express, Inc and issuing 8,509,500 shares of common stock and 4,409,500 shares of convertible preferred stock to Link's shareholders. (See Note 9) For accounting purposes, the acquisition has been treated as a capital transaction and as a recapitalization of Link Worldwide Logistics, Inc. The financial statements became those of Link Worldwide Logistic, Inc., with adjustments to reflect the changes in equity structure. The operations are those of Link Worldwide Logistics, Inc. for all periods presented, and those of Silver State Vending Corporation from the recapitalization date. The accompanying consolidated balance sheets reflect at historical cost the assets of Silver State Vending Corporation and Link Worldwide Logistics, Inc. at December 31, 2001, and the assets and liabilities at historical cost of Link Worldwide Logistics, Inc. at December 31, 2000. Link Worldwide Logistics, Inc. was incorporated on September 19, 2000. The value of the net assets of the Company at the time of the acquisition is the same as their historical book value of $1,404. For the recapitalization, equity accounts of Link Worldwide Logistics, Inc. have been restated based on the shares issued in the exchange.

NOTE 11  ACQUISITION

On February 20, 2001, the Company acquired the business and certain assets of Pony Express, company that was in the business of parcel and package delivery service. The acquisition took place under conditions and terms prescribed and approved by the bankruptcy court on the seller's Chapter XI reorganization. The purchase price for certain assets of Pony Express was $2,000,000 plus expenses totaling $77,020. The acquisition was accounted for under the purchase method in accordance with APB-16. The results of operations of the acquired business were included in the consolidated results of the Company from the respective acquisition date. The purchase was financed with a $1,250,000 note payable with an interest rate of 10%. (See Note 6)

The estimated fair value of assets acquired is summarized as follows:


                  Property and equipment                  $   90,000
                  Vehicles                                   234,000
                  Trade name                               1,000,000
                  Customer list                              350,000
                  Distribution routes                        181,020
                  Goodwill                                   222,000
                                                          ----------

                                                          $2,077,020

                        SILVER STATE VENDING CORPORATION

                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 11  ACQUISITION - CONTINUED

On May 1, 2001, the Company sold vehicles with a cost of $234,000 to a leasing company for $90,000,. The Company leased back the vehicles under a lease-back agreement for $90,000 at an interest rate of 18% per annum, repayable in 36 monthly installments of $3,286, including principal and interest. The sale lease-back was accounted for as an operating lease by the Company. The realized loss on the sale of $132,300 was computed over the three-year term of the lease agreement, resulting in a recognized loss of $29,400, and deferred costs of $102,900 at December 31, 2001.

NOTE 12  EMBEZZLEMENT AND CONTINGENCIES

On December 12, 2001, the SEC filed a civil complaint against former president and CEO of the Company for his prior role in an allegedly fraudulent stock offering for another corporation.

On February 21, 2002, the US Attorney's office, working in conjunction with the SEC, issued a criminal indictment against the former president, charging securities fraud, and money laundering for another corporation, as well as conspiracy to commit bank fraud and perjury. In addition, the former president and CEO was charged criminally with fraudulently raising funds for the Company and its subsidiary.

According to the criminal indictment, the former president and CEO of the Company commingled company funds with personal funds. Management estimated that amounts owed to the Company totaled $1,098,443 at December 31, 2001. It is the opinion of management that the amount of the embezzlement referred to above, plus related expenses, will not be recovered. At December 31, 2001, management expensed $1,098,443 as embezzlement.

On May 6, 2002, the Company, in an effort to avoid legal claims, cancelled 7,753,187 shares of common stock issued to the former president & CEO. (See Note
14) The Company intends to issue approximately 12,539,065 shares of this common stock to pay various claims against the Company and to reduce the possibility of litigation.

NOTE 13  GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2001 and 2000, the Company showed operating losses of $1,619,404 and $15,200, respectively, and accumulated deficit of $1,634,604 at December 13, 2001. The accompanying financial statements indicate that current liabilities exceed current assets by $1,203,172 and $0 for the years ended December 31, 2001 and 2000, respectively.

The Company's negative working capital, losses from operations, and cash used in operations raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital to assure the Company's viability. Management believes that the actions being taken allow the Company to continue as a going concern.

                        SILVER STATE VENDING CORPORATION

                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE  14 SUBSEQUENT EVENTS

On May 6, 2002, the Company, in an effort to avoid legal claims, cancelled 7,753,187 (as restated for the recapitalization) shares of common stock issued to the former president & CEO. (See Note 12) The Company intends to issue approximately 12,539,065 shares of this common stock to pay various claims against the Company and to reduce the possibility of litigation.