Form 10KSB/A
period 2001-12-31
SILVER STATE VENDING CORP
filed 2002-05-24
CIK 1037759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                Amentment No. 1
                                       to
                                   FORM 10-KSB

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

ITEM 7. FINANCIAL STATEMENTS.

Independent Auditor's Report............................................F-2
Consolidated Balance Sheets.............................................F-3, F-4
Consolidated Statements of Operations...................................F-5
Consolidated Statements of Changes in Stockholders Equity...............F-6

Consolidated Statements of Cash Flows...................................F-7, F-8
Notes to Consolidated Financial Statements..............................F-9-F-19

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

The directors and executive officers of the Company at the present time are as follows:

Name                  Age    Position Held with Registrant
----------------------------------------------------------

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

By   /s/ Harvey Scholl
     -------------------
   Harvey Scholl, Chief Financial Officer and Director

Date May 23, 2002
     ------------


By   /s/ Richard Bee
     -----------------
     Richard Bee, Vice President - International Operations and Director

Date May 23, 2002
     ------------

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                   YEARS ENDED
                           DECEMBER 31, 2001 AND 2000

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                TABLE OF CONTENTS

                                                                     Page No.
                                                                     --------

Independent Auditor's Report..........................................F-2
Consolidated Balance Sheets...........................................F-3, F-4
Consolidated Statements of Operations.................................F-5
Consolidated Statements of Changes in Stockholders Equity.............F-6
Consolidated Statements of Cash Flows.................................F-7, F-8
Notes to Consolidated Financial Statements............................F-9-F-19

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

SEWELL AND COMPANY, PA



Hollywood, Florida
May 9, 2002

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000



                                 Assets

                                                            2001       2000

Current assets
   Cash                                                 $   42,550    $   --
   Accounts receivable, net                                475,126        --
                                                        ----------    ------
Total current assets                                       517,676        --

Property and equipment, net                                 75,595        --

Goodwill and other intangible assets, net                1,660,587        --

Other assets
   Deferred cost                                           102,900        --
                                                        ----------    ------
                                                        $2,356,758    $   --
                                                        ==========    ======



                       See notes to financial statements.

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                  Liabilities and Stockholders' Deficit

                                                                          2001          2000
                                                                     -----------    -----------

Current liabilities
   Bank overdraft                                                    $    70,152    $        --
   Accounts payable                                                      661,637             --
   Accrued expenses                                                      186,719             --
   Payroll taxes payable                                                 712,340
   Current portion of notes payable                                       90,000
                                                                     -----------    -----------
Total current liabilities                                              1,720,848             --

Long term note payable                                                 1,060,000             --


Stockholders' deficit
   Convertible preferred stock, $0.001 par value, 5 million shares authorized, 4,409,500 and 0 shares issued and outstanding
    respectively                                                           4,410             --
   Common stock, $0.001 par value, 20 million shares
     authorized, 20,000,000 and 8,127,479 shares issued and
     11,450,000 and 8,127,479 shares outstanding respectively             20,000          8,127
   Additional paid in capital                                          1,271,104          7,073
   Accumulated deficit                                                (1,634,604)       (15,200)
                                                                     -----------    -----------
                                                                        (339,090)            --
Less: Treasury stock, 8,550,000 shares at cost                           (85,000)            --
                                                                     -----------    -----------
                                                                        (424,090)            --
                                                                     -----------    -----------

                                                                     $ 2,356,758    $        --
                                                                     ===========    ===========

                       See notes to financial statements.

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                     2001                2000

Revenues                                         $ 3,822,601        $        --
                                                 -----------        -----------

Expenses
   Salaries                                        2,194,438                 --
   General and administrative                        448,637                 --
   Leases                                            344,938                 --
   License and taxes                                 230,173                 --
   Consulting and professional fees                  178,570             15,200
   Sales expenses                                    139,824                 --
   Depreciation & amortization                       118,538                 --
   Bad debt                                           40,000                 --
                                                 -----------        -----------
                                                   3,695,118             15,200
                                                 -----------        -----------
Income (loss) from operations                        127,483            (15,200)

Other income/(expenses)
   Loss on settlement                               (447,500)
   Interest expense                                 (171,544)                --
   Loss on disposal of equipment                     (29,400)                --
   Embezzlement                                   (1,098,443)
                                                 -----------        -----------
                                                  (1,746,887)                --
                                                 -----------        -----------

Net loss                                         $(1,619,404)       $   (15,200)
                                                 ===========        ===========

   Loss per common share                         $     (0.15)       $     (0.00)



                       See notes to financial statements.

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                                                                        Additional
                                                                      Common Stock            Preferred Stock            Paid in
                                                                   Shares        Amount       Shares         Amount       Capital
                                                                -------------------------------------------------------------------
Issuance of common stock to founders in exchange for
   services rendered, on September 30, 2000                       8,127,479   $     8,127            --   $        --   $     7,073

Net loss 2000                                                            --            --            --            --            --
                                                                -------------------------------------------------------------------
Balance December 31, 2000                                         8,127,479         8,127            --            --         7,073

Issuance of common stock in exchange for loan payable
   to an unrelated party on February 21, 2001                       248,637           249            --            --       697,251

Issuance of common stock according to a private
   offering dated January 2001, net of offering expenses            214,384           214            --            --       581,196

Recapitalization  on October 17, 2001                            11,409,500        11,410     4,409,500         4,410       (14,416)

Stock reacquired on October 17, 2001
   totaling 8,550,000 shares at cost                                     --            --            --            --            --

Net loss 2001                                                            --            --            --            --            --
                                                                -------------------------------------------------------------------

Balance December 31, 2001                                        20,000,000   $    20,000     4,409,500   $     4,410   $ 1,271,104
                                                                ===================================================================
[restubbed table]

                                                                      Accumulated            Treasury Stock
                                                                        Deficit         Shares            Amount            TOTAL
                                                                     -------------------------------------------------------------
Issuance of common stock to founders in exchange for
   services rendered, on September 30, 2000                          $        --               --      $        --      $    15,200

Net loss 2000                                                            (15,200)              --               --          (15,200)
                                                                     --------------------------------------------------------------
Balance December 31, 2000                                                (15,200)              --               --               --

Issuance of common stock in exchange for loan payable
   to an unrelated party on February 21, 2001                                 --               --               --          697,500

Issuance of common stock according to a private
   offering dated January 2001, net of offering expenses                      --               --               --          581,410

Recapitalization  on October 17, 2001                                      1,404

Stock reacquired on October 17, 2001
   totaling 8,550,000 shares at cost                                          --       (8,550,000)         (85,000)         (85,000)

Net loss 2001                                                         (1,619,404)              --               --       (1,619,404)
                                                                     --------------------------------------------------------------

Balance December 31, 2001                                            $(1,634,604)      (8,550,000)     $   (85,000)     $  (424,090)
                                                                     ==============================================================

                       See notes to financial statements.

                     SILVER STATE VENDING CORPORATION
                              AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                           2001           2000
                                                       -----------    -----------
Cash flows from operating activities:
  Net loss                                             $(1,619,404)   $   (15,200)
                                                       -----------    -----------

  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                        118,538             --
      Bad debt                                              40,000             --
      Compensation in exchange for common stock                 --         15,200
      Loss on disposal of equipment                         29,400             --
      Loss on settlement                                   447,500             --
      (Increase) decrease in accounts receivable          (515,126)            --
      (Increase) decrease in other assets                 (172,900)            --
      Increase (decrease) in accounts payable              677,691             --
      Increase (decrease) in payroll taxes payable         712,340             --
      Increase (decrease) in accrued expenses              186,719             --
                                                       -----------    -----------
      Total adjustments                                  1,524,162         15,200
                                                       -----------    -----------
  Net cash used in operating activities                    (95,242)            --
                                                       -----------    -----------

Cash flows from investing activities:
   Cash received for sale of vehicles                       90,000             --
   Cash payments for the purchase of property             (827,020)            --
                                                       -----------    -----------
   Net cash used in investing activities                  (737,020)            --
                                                       -----------    -----------

Cash flows from financing activities:
   Proceeds from loans                                     308,250             --
   Bank overdraft                                           70,152             --
   Treasury stock reacquired                               (85,000)            --
   Proceeds from issuance of common and preferred stock    581,410             --
                                                       -----------    -----------
  Net cash provided by financing activities                874,812             --
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents        42,550             --

Cash and cash equivalents, beginning of period                  --             --
                                                       -----------    -----------

Cash and cash equivalents, end of period               $    42,550    $        --
                                                       ===========    ===========


                       See notes to financial statements.

                     SILVER STATE VENDING CORPORATION
                              AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001 AND 2000


Supplemental disclosures of cash flow information:

Cash paid during the period for:
--------------------------------

Interest expense                                       $    --        $    --
                                                       -------        --------



Stockholders' deficit note:
---------------------------

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



                       See notes to financial statements.

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

Depreciation expense for the year ended December 31, 2001 was $26,105. There was no depreciation expense at December 31, 2000.

NOTE 5     GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets are summarized by major classification as follows:

                                                         2001          2000
                                                     -----------    -----------

                  Trade name and trade mark          $ 1,000,000    $         0
                  Customer list                          350,000              0
                  Distribution routes                    181,020              0
                  Goodwill                               222,000              0
                                                     -----------    -----------

                                                       1,753,020              0
                  Less accumulated amortization          (92,433)            (0)
                                                     -----------    -----------

                                                     $ 1,660,587    $         0
                                                     ===========    ===========

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

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

NOTE 6     LONG-TERM NOTE PAYABLE

The Company has outstanding notes payable at December 31, 2001 and 2000 as follows:

                                                              2001          2000
                                                          -----------    -----------
                  Note payable in connection with the
                  assets acquired under conditions and
                  terms prescribed and approved by the
                  bankruptcy court; with an interest
                  rate of 10% per year; due on February
                  20, 2003. (See Note11)                  $ 1,150,000              0

                  Less current portion:                       (90,000)             0
                                                          -----------    -----------

                  Total long-term note payable            $ 1,060,000    $         0
                                                          ===========    ===========

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

NOTE 7     LEASES

The company leases office space and vehicles under non-cancelable operating leases, which have initial terms in excess of one year.

At December 31, 2001, future minimum annual lease payments under these operating leases for the next 5 years are as follows:

                             Years Ended                      Amount
                             -----------                    ----------

                                 2002                        $  280,216
                                 2003                           193,873
                                 2004                            91,997
                                 2005                             5,940
                                 2006 and thereafter                  0
                                                             ----------

                                                             $  572,026
                                                             ==========

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

Deferred taxes consist of the following:
                                                            2001         2000
                                                         ---------    ---------

                  Current taxes                          $       0    $       0
                  Deferred tax assets:
                    Net operating loss carryforward        310,000        3,000
                  Less:  Valuation allowance              (310,000)      (3,000)
                                                         ---------    ---------

                  Net deferred tax assets                $       0    $       0
                                                         =========    =========


The Company's tax expense differs from the "expected" tax expense for the years ended December 31, (computed by applying the Federal Corporation tax rate of 15% to loss before taxes), as follows:

                                                            2001         2000
                                                         ---------    ---------

                  Statutory rate applied to loss before
                    income taxes                          $ 240,000    $   2,300
                  State income taxes, net of federal
                    income tax effect                        67,000          700
                  Changes in valuation allowance           (307,000)      (3,000
                                                          ---------    ---------
                                                          $       0    $       0
                                                          =========    =========

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

Preferred Stock
---------------

On October 17, 2001, the Company acquired Link Worldwide Logistics, Inc. by merging it into Silver Pony Express Inc., its wholly owned subsidiary. A total of 4,409,500 shares of convertible preferred stock were issued in connection with this transaction. As of the date of this report, these shares remained issued to Link Worldwide Logistics, Inc., instead of its shareholders. (See Note
10)

Common Stock
------------

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

The estimated fair value of assets acquired is summarized as follows:

                  Property and equipment                  $   90,000
                  Vehicles                                   234,000
                  Trade name                               1,000,000
                  Customer list                              350,000
                  Distribution routes                        181,020
                  Goodwill                                   222,000
                                                          ----------
                                                          $2,077,020
                                                          ==========

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