Form 10QSB
period 2002-03-31
SILVER STATE VENDING CORP
filed 2002-06-07
CIK 1037759

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2002
                                             --------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 000-25559
                                               ---------

                        Silver State Vending Corporation
        (Exact name of small business issuer as specified in its charter)


         Nevada                                            86-0860379
         ------                                            ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

             5295 Town Center Road - 3rd Floor, Boca Raton, FL 33486
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 347-9121
                                 --------------
                           (Issuer's telephone number)


        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,000,000
                                           -------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Financial Statements:
         Balance Sheet                                               3 - 4
         Statements of Operations                                    5
         Statement of Changes in Stockholders' Equity                6
         Statements of Cash Flows                                    7

Notes to Consolidated Financial Statements                           8  - 12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                            SILVER STATE VENDING CORPORATION
                                     AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET (Unaudited)
                                     MARCH 31, 2002



                                         Assets



Current assets
Cash                                                                  $    6,339
   Accounts receivable, net                                              550,185
   Prepaid expenses                                                       64,737
                                                                      ----------
Total current assets                                                     621,261

Property and equipment, net                                               71,667

Goodwill and other intangible assets, net                              1,632,858

Other assets
Deferred cost                                                             95,106
                                                                      ----------

                                                                      $2,420,892
                                                                      ==========

                       See notes to financial statements.

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                 MARCH 31, 2002


                      Liabilities and Stockholders' Deficit



Current liabilities
Bank overdraft                                                      $   116,790
Accounts payable                                                        712,381
Accrued expenses                                                        410,397
Payroll taxes payable                                                   827,679
Loan payable - related party                                             27,701
Current portion of notes payable                                        120,000
                                                                    -----------
Total current liabilities                                             2,214,948

Long term note payable                                                1,030,000


Stockholders' deficit
   Convertible preferred stock, $0.001 par value, 5 million shares
  authorized, 4,409,500 shares issued and outstanding                     4,410
   Common stock, $0.001 par value, 20 million shares authorized,
20,000,000 shares issued and 11,450,000 shares outstanding               20,000
   Additional paid in capital                                         1,411,304
   Accumulated deficit                                               (2,174,771)
                                                                    -----------
                                                                       (739,057)
Less: Treasury stock, 8,550,000 shares at cost                          (85,000)
                                                                    -----------
                                                                       (824,057)
                                                                    -----------

                                                                    $ 2,420,892
                                                                    ===========


                       See notes to financial statements.

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                   Three months ended March 31,
                                                     2002               2001
                                                 -----------        -----------


Revenues                                         $ 1,250,559        $   382,260
                                                 -----------        -----------

Expenses
Salaries                                           1,121,091            219,444
General and administrative                           199,184             47,646
Leases                                               156,052             31,711
License and taxes                                     43,572             23,017
Consulting and professional fees                      82,522             17,857
Sales expenses                                       116,044             13,983
Depreciation & amortization                           31,658             11,854
Bad debt                                                  --              4,000
                                                 -----------        -----------
                                                   1,750,123            369,512
                                                 -----------        -----------
Income (loss) from operations                       (499,564)            12,748

Other income/(expenses)
   Interest expense                                  (29,578)           (17,154)
Loss on disposal of equipment                        (11,025)                --
                                                 -----------        -----------
                                                     (40,603)           (17,154)
                                                 -----------        -----------

Net loss                                         $  (540,167)       $    (4,406)
                                                 ===========        ===========


Loss per common share                            $    (0.027)       $    (0.001)


                       See notes to financial statements.

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)
                        THREE MONTHS ENDED MARCH 31, 2002


                                                              Common Stock              Preferred Stock           Paid in
                                                           Shares        Amount       Shares         Amount       Capital
                                                        -----------   -----------   -----------   -----------   -----------
Balance December 31, 2000                                 8,127,479   $     8,127            --   $        --   $     7,073

Issuance of common stock in exchange for loan payable
to an unrelated party on February 21, 2001                  248,637           249            --            --       697,251

Issuance of common stock according to a private
offering dated January 2001, net of offering expenses       214,384           214            --            --       581,196

Recapitalization  on October 17, 2001                    11,409,500        11,410     4,409,500         4,410       (14,416)

Stock reacquired on October 17, 2001
totaling 8,550,000 shares at cost                                --            --            --            --            --

Net loss 2001                                                    --            --            --            --            --

                                                        -----------   -----------   -----------   -----------   -----------

Balance December 31, 2001                                20,000,000        20,000     4,409,500         4,410     1,271,104

Additional capital paid in from shareholder                      --            --            --            --       140,200

Net loss March 31, 2002                                          --            --            --            --            --
                                                        -----------   -----------   -----------   -----------   -----------

                                                         20,000,000   $    20,000     4,409,500   $     4,410   $ 1,411,304
                                                        ===========   ===========   ===========   ===========   ===========
[RESTUBBED]

                                                            Additional
                                                            Accumulated       Treasury Stock
                                                             Deficit        Shares         Amount          TOTAL
                                                           -----------    -----------    -----------    -----------

Balance December 31, 2000                                  $   (15,200)            --    $        --    $        --

Issuance of common stock in exchange for loan payable
to an unrelated party on February 21, 2001                          --             --             --        697,500

Issuance of common stock according to a private
offering dated January 2001, net of offering expenses               --             --             --        581,410

Recapitalization  on October 17, 2001                               --             --             --          1,404

Stock reacquired on October 17, 2001
totaling 8,550,000 shares at cost                                   --     (8,550,000)       (85,000)       (85,000)

Net loss 2001                                               (1,619,404)            --             --     (1,619,404)

                                                           -----------    -----------    -----------    -----------

Balance December 31, 2001                                   (1,634,604)    (8,550,000)       (85,000)      (424,090)

Additional capital paid in from shareholder                         --        140,200

Net loss March 31, 2002                                       (540,167)            --             --       (540,167)
                                                           -----------    -----------    -----------    -----------

                                                           $(2,174,771)    (8,550,000)   $   (85,000)   $  (824,057)
                                                           ===========    ===========    ===========    ===========





                       See notes to financial statements.

                               SILVER STATE VENDING CORPORATION
                                        AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                               THREE MONTHS ENDED MARCH 31, 2002



Cash flows from operating activities:
                                                                   $(540,167)
                                                                   ---------

Adjustments to reconcile net loss to net
  cash provided by operating activities:
      Depreciation and amortization                                   31,658
      Loss on disposal of equipment                                   11,025
      (Increase) decrease in accounts receivable                     (75,060)
      (Increase) decrease in other assets                            (56,943)
      Increase (decrease) in accounts payable                        (30,432)
      Increase (decrease) in payroll taxes payable                   115,339
      Increase (decrease) in accrued expenses                        223,678
                                                                   ---------
      Total adjustments                                              219,265
                                                                   ---------

  Net cash used in operating activities                             (320,902)
                                                                   ---------

Cash flows from financing activities:
Proceeds from loans                                                   27,701
Bank overdraft                                                       116,790
Capital contributed by shareholder                                   140,200
                                                                   ---------
Net cash provided by financing activities                            284,691
                                                                   ---------

Net increase (decrease) in cash and cash equivalents                 (36,211)

Cash and cash equivalents, beginning of period                        42,550
                                                                   ---------

Cash and cash equivalents, end of period                           $   6,339
                                                                   =========


Supplemental disclosures of cash flow information:

Cash paid during the period for:

    Interest expense                                               $      --
                                                                   ---------


                       See notes to financial statements.

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002




NOTE 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2001.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2001, which are included in Form 10- KSB.

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of operating results to be expected for a full year.

The Financial Accounting Standards Board has recently issued several new accounting pronouncements, which may apply to the Company. Statement No.133 as amended by Statement No. 137 and 138, Accounting for Derivative Instruments and Hedging Activities established accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The adoption of this pronouncement did not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 141, Business Combinations (SFAS 141) establishes revised standards for accounting for business combinations. Specifically, the statement eliminates the pooling method, provides new guidance for recognizing intangible assets arising in a business combination, and calls for disclosure of considerably more information about a business combination. This statement is effective for business combinations initiated on or after July 1, 2001. The adoption of this pronouncement on July 1, 2001 did not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142) provides new guidance concerning the accounting for the acquisition of intangibles, except those acquired in a business combination, which is subject to SFAS 141, and the manner in which intangibles and goodwill should be accounting for subsequent to their initial recognition. Generally, intangible assets with indefinite lives, and goodwill, are no longer amortized; they are carried at lower of cost or market and subject to annual impairment evaluation, or interim impairment evaluation if an interim triggering event occurs, using a new fair market value method. Intangible assets with finite lives are amortized over those lives, with no stipulated maximum, and an impairment test is performed only when a triggering event occurs. This statement is effective for all fiscal years beginning after December 15, 2001.

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002



NOTE 1   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS  - continued

The Company believes that the implementation of SFAS 142 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity. Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supersedes the provisions of APB 30, Reporting the Results of Operations, pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the implementation of SFAS 144 on April 1, 2002 will not have a material effect on the Company's financial position, results of operations or liquidity.

The accompanying consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated.


NOTE 2   BASIC EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted average number of shares outstanding at March 31, 2002 is as follows:

                  Basic and dilutive weighted average
                      number of shares outstanding                  20,000,000

NOTE 3   CONCENTRATION OF CREDIT RISK

There were no cash balances at March 31, 2002 that exceed federal insurance limits.

The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses.

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002



NOTE 4   ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2002 consisted of the following:

                  Accounts receivable                                  $590,185
                  Less allowance for doubtful accounts                 (40,000)
                                                                       -------
                                                                       $550,185
                                                                       ========

There was no bad debt expense for the three months ended March 31, 2002.

NOTE 5   PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2002 consisted of the following:

                                                                 Amortization
                                                                Period in Years
                                                                ---------------

                  Furniture and fixtures           $  40,000          5
                  Office machines and equipment       50,000          7
                                                   ----------

                                                      90,000
                  Less accumulated depreciation      (18,333)
                                                   ---------

                                                   $  71,667

Depreciation expense for the three months ended March 31, 2002 was $3,929.


NOTE 6   GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets at March 31, 2002 are summarized by major classification as follows:

                  Trade name and trade mark                          $1,000,000
                  Customer list                                         350,000
                  Distribution routes                                   181,020

                  Goodwill                                              222,000
                                                                     ----------


                                                                      1,753,020
                  Less accumulated amortization                        (120,162)
                                                                     ----------

                                                                     $1,632,858

Amortization expense for the three months ended March 31, 2002 totaled $27,729.

According to the purchase agreement, the seller was granted a security interest in the trademark and trade name of Pony Express until the Company pays the note payable of $1,150,000.

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002



NOTE 7   RELATED PARTY TRANSACTIONS

The Company has a loan payable at March 31, 2002 due to an officer totaling $27,701. This loan occurred during the ordinary course of business, bearing no interest, and due on demand. In the opinion of management, this loan does not bear more than normal credit risk, nor other unfavorable areas of concern.

Beginning January 2002, the Company was provided with office space on a month to month rent basis from a related party totaling $23,532 for the three months ended March 31, 2002.


NOTE 8   LONG-TERM NOTE PAYABLE

The Company has outstanding notes payable at March 31, 2002 as follows:

         Note payable in connection with the assets acquired under
         conditions and terms prescribed and approved by the bankruptcy court; with an interest rate of 10% per year; due on February
         20, 2003.                                                  $1,150,000


         Less current portion:                                        (120,000)
                                                                    ----------

         Total long-term note payable                              $ 1,030,000
                                                                   ===========

On June 25, 2001, the Company entered into a forbearance agreement with the holder of the note payable. In April 2002, the forbearance agreement was amended to establish payments of $10,000 per month, commencing April 2002 through May 2003. Payment of the balance, including outstanding interest is due on June 1, 2003.

The total interest expense related to this loan at March 31, 2002 was $28,758.


NOTE 9   LEASES

The company leases office space and vehicles under non-cancelable operating leases, which have initial terms in excess of one year.

Beginning January 2001, the Company rented office space in Boca Raton, Florida on a month to month basis for its corporate office. There is no lease in force.

Total lease expense for the three months ended March 31, 2002 was $156,052, of which $89,722 was for rental of office space.

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002



NOTE 10  INCOME TAXES

At March 31, 2002, the Company had useable net operating loss carryforwards of approximately $1,619,404 for income tax purposes, available to offset future taxable income of the U.S. entity expiring through 2021.

The valuation allowance was $310,000at March 31, 2002. This allowance was reserved at December 31, 2001, as management estimates that it is more likely than not that the deferred tax assets will be realized due to uncertainty of the Company's ability to generate future taxable income. The deferred tax asset was adjusted based on estimated use of net operating losses through December 31, 2001 to $307,000.


NOTE 11  GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the three months ended March 31, 2002, the Company showed operating losses of $540,166, and accumulated deficit of $1,634,604 at December 13, 2001. The accompanying financial statements indicate that current liabilities exceed current assets by $1,593,687 for the three months ended March 31, 2002.

The Company's negative working capital, losses from operations, and cash used in operations raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital to assure the Company's viability. Management believes that the actions being taken allow the Company to continue as a going concern.


NOTE  12 SUBSEQUENT EVENTS

On May 6, 2002, the Company, in an effort to avoid legal claims, cancelled 7,753,187 (as restated for the recapitalization) shares of common stock issued to the former president & CEO. The Company intends to issue approximately 12,539,065 shares of this common stock to pay various claims against the Company and to reduce the possibility of litigation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RISK FACTORS

Need for Significant Additional Capital. The Company will require significant additional capital to implement both its short term and long term business strategies. There can be no assurance that such additional capital will be available, or if available, that the terms will be satisfactory for the Company. While the Company expects to be able to operate profitably during the current year, any inability to obtain additional financing at the required intervals and upon favorable terms will have a material adverse effect on the Company's ability to implement its complete business plan. Any additional financing could involve substantial dilution to the interests of the Company's then existing shareholders. Because Management has been focused on restructuring, the Company's ability to grow to the revenue level required for sustained profitability has been slowed. There is no guarantee that the Company may ever become profitable.

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

Intentional, criminal third party intervention. The events of September 11, 2001, demonstrated that no firm can be completely secure from terrorist acts. Though we have taken several precautions to prevent any disruptions from terrorist attacks, we cannot guarantee that our operations are completely invulnerable. A disruption can occur from numerous sources, including damage to the company property, damage to one of our vendors, suppliers or customers, or damages to third parties such that it restricts the flow of commerce. In addition, a disruption could be the result of an intentional attack on our computer systems. Disruptions could materially adversely affect our revenues.


Results of Operation. Revenues were $1,250,599 for the first quarter of 2002 and were $382,260 for the same time period in 2001. This represents our substantial ramp-up of operations for the Company. The Company expects revenues to continue to grow through the near future.

Selling, general, and administrative expenses were $1,750,122 for the first quarter of 2002 and $369,512 for the same time period in 2001. The dramatic increase in expenses reflect the continued ramp-up of operations for the company. The Company expects increased expenses through 2002 because of the continued expansion of the Company.

The Company had other expenses of $40,603 in the first quarter of 2002 compared to $17,154 in the same time period of 2001. These expenses reflect mainly interest expenses and losses on disposal of equipment. For future quarters, the Company believes that these expenses' impact will be limited and, as the Company continues to grow, it's materiality will decline.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 2. CHANGES IN SECURITIES.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters during the period have been submitted to a vote by security holders.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

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

10.1              Employment Contract with Richard Bee

10.2              Employment Contract with Harvey Scholl

10.3              Employment Contract with Peter Ticktin

19.0 Report to Security Holders (filed as an Exhibit to the Company's Annual Report filed on Form 10-KSB on May 24, 2002 and incorporated by this reference)

23.0              Consent of Accountant

         (b)      Reports on Form 8-K.

                  The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Silver State Vending Corporation
                                                (Registrant)



Date: June 7, 2002                      By: /s/ Peter Ticktin
                                            ----------------------
                                                (Signature)