Form 10QSB
period 2002-06-30
SILVER STATE VENDING CORP
filed 2002-08-19
CIK 1037759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2002
                                            ---------------

[]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from _____________ to ___________


           Commission file number 000-25559
                                  ---------

                        Silver State Vending Corporation
                        --------------------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                       86-0860379
          ------                                       ----------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

            5295 Town Center Road - 3rd Floor, Boca Raton, FL 33486
                    (Address of principal executive offices)

                                (561) 347 - 9121
                                ----------------
                           (Issuer's telephone number)


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                  JUNE 30, 2002

                                     ASSETS



Current assets
Cash                                                                  $      186
   Accounts receivable, net                                              395,808
   Prepaid expenses                                                       61,116
                                                                      ----------
Total current assets                                                     457,110

Property and equipment, net                                               67,738

Goodwill and other intangible assets, net                              1,605,128

Other assets
Deferred cost                                                             88,344
                                                                      ----------

                                                                      $2,218,320
                                                                      ==========

                       See notes to financial statements.

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                  JUNE 30, 2002


                      LIABILITIES AND STOCKHOLDERS' DEFICIT



Current liabilities
  Bank overdraft                                                     $    76,803
  Accounts payable                                                       630,393
  Accrued expenses                                                       444,513
  Payroll taxes payable                                                  817,583
  Loan payable - related party                                           292,481
  Note payable                                                         1,150,000
                                                                     -----------
Total current liabilities                                              3,411,773

Long-term convertible note payable                                       100,000


Stockholders' deficit
   Convertible preferred stock, $0.001 par value, 5 million shares
     authorized, 4,409,500 shares issued and outstanding                  4,410
   Common stock, $0.001 par value, 20 million shares authorized,
     20,000,000 shares issued and 11,450,000 shares outstanding          20,000
   Additional paid in capital                                         1,412,304
   Accumulated deficit                                               (2,645,167)
                                                                    -----------
                                                                     (1,208,453)
Less: Treasury stock, 8,550,000 shares at cost                          (85,000)
                                                                    -----------
                                                                     (1,293,453)
                                                                    -----------

                                                                    $ 2,218,320
                                                                    ===========

                       See notes to financial statements.

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                        2002            2001           2002          2001
                                     -----------    -----------    -----------    -----------


Revenues                             $ 1,211,454    $ 1,146,780    $ 2,462,013    $ 1,529,041
                                     -----------    -----------    -----------    -----------

Expenses
  Salaries                             1,175,748        658,332      2,296,838        877,775
  General and administrative              87,490        142,249        286,675        189,665
  Leases                                 141,772         95,133        297,824        126,844
  License and taxes                       27,196         69,052         70,768         92,069
  Consulting and professional fees        42,818         53,571        125,339         71,428
  Sales expenses                         126,897         41,947        242,942         55,930
  Depreciation & amortization             31,658         35,561         63,316         47,415
  Bad debt                                    --         12,000             --         16,000
                                     -----------    -----------    -----------    -----------
                                       1,633,579      1,107,845      3,383,702      1,477,127
                                     -----------    -----------    -----------    -----------
Income (loss) from operations           (422,125)        38,935       (921,689)        51,914

Other income/(expenses)
   Interest expense                      (37,246)       (51,463)       (66,824)       (68,618)
Loss on disposal of equipment            (11,025)            --        (22,050)            --
                                     -----------    -----------    -----------    -----------
                                         (48,271)       (51,463)       (88,874)       (68,618)
                                     -----------    -----------    -----------    -----------

Net loss                             $  (470,396)   $   (12,528)   $(1,010,563)   $   (16,704)
                                     ===========    ===========    ===========    ===========


Loss per common share                $    (0.024)   $    (0.002)   $    (0.051)   $    (0.002)


                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)
                         SIX MONTHS ENDED JUNE 30, 2002


                                                               COMMON STOCK               PREFERRED STOCK          PAID IN
                                                            SHARES        AMOUNT       SHARES        AMOUNT        CAPITAL
                                                         -----------   -----------   -----------   -----------   -----------

Balance December 31, 2000                                 8,127,479   $     8,127            --   $        --   $     7,073

Issuance of common stock in exchange for loan payable
to an unrelated party on February 21, 2001                  248,637           249            --            --       697,251

Issuance of common stock according to a private
offering dated January 2001, net of offering expenses       214,384           214            --            --       581,196

Recapitalization  on October 17, 2001                    11,409,500        11,410     4,409,500         4,410       (14,416)

Stock reacquired on October 17, 2001
totaling 8,550,000 shares at cost                                --            --            --            --            --

Net loss 2001                                                    --            --            --            --            --
                                                        -----------   -----------   -----------   -----------   -----------


Balance December 31, 2001                                20,000,000        20,000     4,409,500         4,410     1,271,104
                                                        -----------   -----------   -----------   -----------   -----------

Additional capital paid in from shareholder                      --            --            --            --       140,200

Beneficial conversion feature on notes payable                   --            --            --            --         1,000

Net loss June 30, 2002                                           --            --            --            --            --
                                                        -----------   -----------   -----------   -----------   -----------


Balance June 30, 2002                                    20,000,000   $    20,000     4,409,500   $     4,410   $ 1,412,304
                                                        ===========   ===========   ===========   ===========   ===========
[RESTUBBED]

                                                             Additional
                                                            ACCUMULATED    TREASURY STOCK
                                                              DEFICIT         SHARES         AMOUNT         TOTAL
                                                            -----------    -----------    -----------    -----------

Balance December 31, 2000                                  $   (15,200)            --    $        --    $        --

Issuance of common stock in exchange for loan payable
to an unrelated party on February 21, 2001                          --             --             --        697,500

Issuance of common stock according to a private
offering dated January 2001, net of offering expenses               --             --             --        581,410

Recapitalization  on October 17, 2001                               --             --             --          1,404

Stock reacquired on October 17, 2001
totaling 8,550,000 shares at cost                                   --     (8,550,000)       (85,000)       (85,000)

Net loss 2001                                               (1,619,404)            --             --     (1,619,404)
                                                           -----------    -----------    -----------    -----------


Balance December 31, 2001                                   (1,634,604)    (8,550,000)       (85,000)      (424,090)
                                                           -----------    -----------    -----------    -----------

Additional capital paid in from shareholder                         --             --             --        140,200

Beneficial conversion feature on notes payable                      --             --             --          1,000

Net loss June 30, 2002                                      (1,010,563)            --             --     (1,010,563)
                                                           -----------    -----------    -----------    -----------


Balance June 30, 2002                                      $(2,645,167)    (8,550,000)   $   (85,000)   $(1,293,453)
                                                           ===========    ===========    ===========    ===========


                       See notes to financial statements.

                            SILVER STATE VENDING CORPORATION
                                     AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                             SIX MONTHS ENDED JUNE 30, 2002



Cash flows from operating activities:
Net loss                                                            $(1,010,563)
                                                                    -----------

  Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Depreciation and amortization                                      63,316
      Beneficial convertion feature                                       1,000
      Loss on disposal of equipment                                      22,050
      (Increase) decrease in accounts receivable                         79,317
      (Increase) decrease in prepaid expenses                           (61,116)
      (Increase) decrease in other assets                                14,556
      Increase (decrease) in accounts payable                           (23,445)
      Increase (decrease) in payroll taxes payable                      105,243
      Increase (decrease) in accrued expenses                           257,794
                                                                    -----------
      Total adjustments                                                 458,715
                                                                    -----------

  Net cash used in operating activities                                (551,848)
                                                                    -----------

Cash flows from financing activities:
Proceeds from loans                                                     292,481
Bank overdraft                                                           76,803
Capital contributed by shareholder                                      140,200
                                                                    -----------
  Net cash provided by financing activities                             509,484
                                                                    -----------

Net increase (decrease) in cash and cash equivalents                    (42,364)

Cash and cash equivalents, beginning of period                           42,550
                                                                    -----------

Cash and cash equivalents, end of period                            $       186
                                                                    ===========



Supplemental disclosures of cash flow information:

Cash paid during the period for:

    Interest expense                                                $    30,000
                                                                    -----------

                       See notes to financial statements

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002


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

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of operating results to be expected for a full year.

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

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002



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

Basic weighted average number of shares outstanding at June 30, 2002 is as follows:

                  Basic and dilutive weighted average
                      number of shares outstanding               20,000,000

NOTE 3   CONCENTRATION OF CREDIT RISK

There were no cash balances at June 30, 2002 that exceed federal insurance limits.

The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses.

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002



NOTE 4   ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2002 consisted of the following:

                  Accounts receivable                                  $435,808
                  Less allowance for doubtful accounts                  (40,000)
                                                                      ---------
                                                                       $395,808

There was no bad debt expense for the six months ended June 30, 2002.


NOTE 5   PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2002 consisted of the following:
                                                                  Amortization
                                                                Period in Years

                  Furniture and fixtures           $   40,000          5
                  Office machines and equipment        50,000          7
                                                   ----------
                                                       90,000
                  Less accumulated depreciation       (22,262)
                                                   ----------
                                                   $   67,738
                                                   ==========

Depreciation expense for the six months ended June 30, 2002 was $7,857.


NOTE 6            GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets at June 30, 2002 are summarized by major classification as follows:

                  Trade name and trade mark                          $1,000,000
                  Customer list                                         350,000
                  Distribution routes                                   181,020

                  Goodwill                                              222,000
                                                                    -----------
                                                                      1,753,020
                  Less accumulated amortization                        (147,892)
                                                                     ----------
                                                                     $1,605,128
                                                                     ==========

Amortization expense for the six months ended June 30, 2002 totaled $55,459.

According to the purchase agreement, the seller was granted a security interest in the trademark and trade name of Pony Express until the Company pays the note payable of $1,150,000.

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002



NOTE 7   RELATED PARTY TRANSACTIONS

The Company has a loan payable at June 30, 2002 due to an officer totaling $292,481. This loan occurred during the ordinary course of business, bearing no interest, and due on demand. In the opinion of management, this loan does not bear more than normal credit risk, nor other unfavorable areas of concern.

Beginning January 2002, the Company was provided with office space on a month to month rent basis from a related party totaling $47,064 for the six months ended June 30, 2002.

NOTE 8   NOTE PAYABLE

The Company has an outstanding note payable at June 30, 2002 as follows:

                  Note payable in connection with the assets acquired under conditions and terms prescribed and approved by the bankruptcy court; with an interest rate of 10% per
                  year; due on February 20, 2003.                   $ 1,150,000


                  Less current portion:                              (1,150,000)
                                                                    -----------
                  Total long-term note payable                      $         0
                                                                    ===========

On June 25, 2001, the Company entered into a forbearance agreement with the holder of the note payable. In April 2002, the forbearance agreement was amended to establish payments of $10,000 per month, commencing April 2002 through May 2003 for interest. Payment of the balance, including outstanding interest is due on June 1, 2003.

The total interest expense related to this note payable at June 30, 2002 was $57,500.

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002



NOTE 9   LONG-TERM CONVERTIBLE NOTE PAYABLE

The Company has an outstanding convertible note payable at June 30, 2002 as follows:

                  Convertible note payable to a shareholder with
                  an interest rate of 9% per year; due on June
                  25, 2005, with interest payment beginning
                  January 1, 2003. Note is callable at the
                  borrower's option and convertible into 100,000
                  shares of common stock. On June 12, 2002, the
                  Company recorded the excess of the aggregate
                  fair value of the instrument with beneficial
                  conversion features at $1,000 as interest
                  expense. As of the date of the audit report,
                  the option to convert into shares of common
                  stock was not exercised.                            $ 100,000


                  Less current portion:                                      (0)
                                                                      ----------

                  Total long-term convertible note payable           $   100,000
                                                                     ===========

The total interest expense related to this long-term convertible note payable at June 30, 2002 was $1,000.

NOTE  10 STOCKHOLDERS' DEFICIT

On May 6, 2002, the Company, in an effort to avoid legal claims, cancelled 7,753,187 (as restated for the recapitalization) shares of common stock issued to the former president & CEO. The Company intends to issue approximately 12,539,065 shares of this common stock to pay various claims against the Company and to reduce the possibility of litigation.

                        SILVER STATE VENDING CORPORATION
                                 AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002



NOTE 11  LEASES

The company leases office space and vehicles under non-cancelable operating leases, which have initial terms in excess of one year.

Beginning January 2001, the Company rented office space in Boca Raton, Florida on a month-to-month basis for its corporate office. There is no lease in force.

Total lease expense for the six months ended June 30, 2002 was $196,087, of which $47,064 was for rental of office space.

NOTE 12  INCOME TAXES

At June 30, 2002, the Company had useable net operating loss carryforwards of approximately $1,619,404 for income tax purposes, available to offset future taxable income of the U.S. entity expiring through 2021.

The valuation allowance was $310,000 at June 30, 2002. This allowance was reserved at December 31, 2001, as management estimates that it is more likely than not that the deferred tax assets will be realized due to uncertainty of the Company's ability to generate future taxable income. The deferred tax asset was adjusted to $307,000 based on estimated use of net operating losses through December 31, 2001.

NOTE 13  GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the six months ended June 30, 2002, the Company showed operating losses of $1,009,563, and accumulated deficit of $1,634,604 at December 13, 2001. The accompanying financial statements indicate that current liabilities exceed current assets by $2,954,663 for the six months ended June 30, 2002.

The Company's negative working capital, losses from operations, and cash used in operations raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital to assure the Company's viability. Management believes that the action being taken allows the Company to continue as a going concern.

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

Since taking over control of the Company in December, 2001, present management of the Company has reviewed the Company's pricing structure and instituted increases as appropriate to bring the Company's pricing structure up to market. The price increases are expected to increase the Company's revenues from existing customers by approximately 20%. The Company has also begun actively seeking new accounts and has initiated a new sales program. In May, 2002, the Company hired William Burbank as its Sales Manager in an effort to further increase the Company's revenues. The Company has seen the first indications of increased sales.

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

During the Second Quarter, the Company has reached a significant milestone; for the first time in over fourteen months, employees have been paid on time. As a result, employee moral and job satisfaction has greatly improved. In the near future, employees will be receiving new uniforms that reflect the Company's new attitude.

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

Results of Operation. Revenues were $1,211,454 for the first quarter of 2002 and were $1,146,780 for the same time period in 2001. This represents our continued ramp-up of operations for the Company. The Company expects revenues to continue to grow through the near future.

Selling, general, and administrative expenses were $87,490 for the second quarter of 2002 and $142,249 for the same time period in 2001. The decrease in expenses reflect the increased efficiencies from the ramp-up of operations for the company. The Company expects increased expenses through 2002 because of the continued expansion of the Company.

The Company had other expenses of $48,271 in the first quarter of 2002 compared to $51,463 in the same time period of 2001. These expenses reflect mainly interest expenses and losses on disposal of equipment. For future quarters, the Company believes that these expenses' impact will be limited and, as the Company continues to grow, its materiality will decline.

The Company's strategy for future growth is to first reinforce its existing infrastructure and secondly to expand beyond Florida. This involves increasing not only funding, but sales as well.

Financial Condition. The Company's financial condition is burdened primarily by two large debts. The Company owes $977,000 to Skynet Holdings, Inc., the owner of the Business prior to its acquisition by Link. This debt is represented by a promissory note, is secured by essentially all of the assets of the Company other than its vehicles, requires monthly payments of $10,000, and is payable in full on February 20, 2003. See Note 8 to the Consolidated Financial Statements.

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

                    99.1   Certification

         (b)      Reports on Form 8-K.

                  The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Silver State Vending Corporation
                                                    (Registrant)



Date:   August 14, 2002                      By:  /s/ Peter Ticktin
    -------------------                            -----------------
                                                      (Signature)