Form 10QSB
period 2002-09-30
PONY EXPRESS USA INC
filed 2002-11-15
CIK 1037759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002
                                              ---------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from _____________ to ___________


           Commission file number 000-25559
                                  ---------

                            Pony Express U.S.A., Inc.
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

                                 (561) 862-4900
                                ----------------
                           (Issuer's telephone number)

                        Silver State Vending Corporation
         ---------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                         if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,409,500
                                                   -------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ ]

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                    PONY EXPRESS U.S.A., INC. AND SUBSIDIARY
                     F/K/A SILVER STATE VENDING CORPORATION
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                               SEPTEMBER 30, 2002



                                     ASSETS



Current assets
Cash                                                                  $   18,309
   Accounts receivable, net                                              398,999
   Prepaid expenses                                                       35,261
                                                                      ----------
Total current assets                                                     452,569

Property and equipment, net                                               63,810

Goodwill and other intangible assets, net                              1,577,398

Other assets
   Deferred cost                                                          69,826
   Other assets                                                           10,905
                                                                      ----------
                                                                          80,731
                                                                      ----------
                                                                      $2,174,508
                                                                      ==========
                       See notes to financial statements

                    PONY EXPRESS U.S.A., INC. AND SUBSIDIARY
                     F/K/A SILVER STATE VENDING CORPORATION
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                               SEPTEMBER 30, 2002



                      LIABILITIES AND STOCKHOLDERS' DEFICIT



Current liabilities
  Accounts payable                                                  $   684,805
  Accrued expenses                                                      674,770
  Payroll taxes payable                                                 793,646
  Other liabilities                                                      50,152
  Loan payable - other                                                   20,000
  Loan payable - related party                                          396,596
  Note payable                                                        1,150,000
                                                                    -----------
Total current liabilities                                             3,769,969

Long-term convertible notes payable                                     300,000


Stockholders' deficit
   Convertible preferred stock, $0.001 par value, 5 million shares
     authorized, no shares issued and outstanding                            --
   Common stock, $0.001 par value, 100 million shares authorized,
     24,409,500 shares issued and 15,859,500 shares outstanding          24,410
   Additional paid in capital                                         1,412,304
   Accumulated deficit                                               (3,247,175)
                                                                    -----------
                                                                     (1,810,461)
Less: Treasury stock, 8,550,000 shares at cost                          (85,000)
                                                                    -----------
                                                                     (1,895,461)
                                                                    -----------
                                                                    $ 2,174,508
                                                                    ===========

                       See notes to financial statements

                    PONY EXPRESS U.S.A., INC. AND SUBSIDIARY
                     F/K/A SILVER STATE VENDING CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                    THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                          2002             2001             2002            2001
                                       -----------      -----------      -----------      -----------
Revenues                               $ 1,188,676      $ 1,146,780      $ 3,650,689      $ 2,675,821
                                       -----------      -----------      -----------      -----------
Expenses
  Salaries                               1,159,285          658,332        3,456,123        1,536,107
  General and administrative               153,157          142,249          439,832          331,914
  Leases                                   115,001           95,133          412,825          221,978
  License and taxes                         27,504           69,052           98,272          161,121
  Consulting and professional fees          72,398           53,571          197,737          124,999
  Sales expenses                           158,775           41,947          401,717           41,947
  Depreciation & amortization               31,658           35,561           94,975           35,561
  Finder fee                                15,000               --           15,000               --
  Bad debt                                      --           12,000               --           28,000
                                       -----------      -----------      -----------      -----------
                                         1,732,778        1,107,845        5,116,481        2,481,628
                                       -----------      -----------      -----------      -----------
Income (loss) from operations             (544,102)          38,935       (1,465,792)         194,194

Other income/(expenses)
  Interest expense                         (46,880)         (51,463)        (113,704)        (120,081)
  Loss on disposal of equipment            (11,025)              --          (33,075)              --
                                       -----------      -----------      -----------      -----------
                                           (57,905)         (51,463)        (146,779)        (120,081)
                                       -----------      -----------      -----------      -----------

Net income (loss)                      $  (602,007)     $   (12,528)     $(1,612,571)     $    74,113
                                       ===========      ===========      ===========      ===========


  Earnings (loss) per common share     $    (0.030)     $    (0.002)     $    (0.081)     $     0.009


                       See notes to financial statements

                     PONY EXPRESS U.S.A., INC AND SUBSIDIARY
                     F/K/A SILVER STATE VENDING CORPORATION
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                                                                        ADDITIONAL
                                                                COMMON STOCK                 PREFERRED STOCK             PAID IN
                                                           SHARES          AMOUNT        SHARES          AMOUNT          CAPITAL
                                                         -------------------------------------------------------------------------
Balance December 31, 2000                                  8,127,479    $     8,127             --     $        --     $     7,073

Issuance of common stock according to a private
offering dated January 2001, net of offering expenses        214,384            214             --              --         581,196

Issuance of common stock in exchange for loan payable
to an unrelated party on February 21, 2001                   248,637            249             --              --         697,251

Recapitalization  on October 17, 2001                     11,409,500         11,410      4,409,500           4,410         (14,416)

Stock reacquired on October 17, 2001
totaling 8,550,000 shares at cost                                 --             --             --              --              --

Net loss 2001                                                     --             --             --              --              --
                                                         -------------------------------------------------------------------------
Balance December 31, 2001                                 20,000,000         20,000      4,409,500           4,410       1,271,104

Additional capital paid in from shareholder                       --             --             --              --         140,200

Beneficial conversion feature on notes payable                    --             --             --              --           1,000

Conversion of preferred stock to common stock on
September 30, 2002                                         4,409,500          4,410     (4,409,500)         (4,410)             --

Net loss September 30, 2002                                       --             --             --              --              --
                                                         -------------------------------------------------------------------------
Balance September 30, 2002                                24,409,500    $    24,410             --     $        --     $ 1,412,304
                                                         =========================================================================
[RESTUBBED]


                                                            ACCUMULATED    TREASURY STOCK
                                                              DEFICIT         SHARES          AMOUNT           TOTAL
                                                            -----------------------------------------------------------
Balance December 31, 2000                                   $   (15,200)             --     $        --     $        --

Issuance of common stock according to a private
offering dated January 2001, net of offering expenses                --              --              --         581,410

Issuance of common stock in exchange for loan payable
to an unrelated party on February 21, 2001                           --              --              --         697,500

Recapitalization  on October 17, 2001                                --              --              --           1,404

Stock reacquired on October 17, 2001
totaling 8,550,000 shares at cost                                    --      (8,550,000)        (85,000)        (85,000)

Net loss 2001                                                (1,619,404)             --              --      (1,619,404)
                                                            -----------------------------------------------------------
Balance December 31, 2001                                    (1,634,604)     (8,550,000)        (85,000)       (424,090)

Additional capital paid in from shareholder                          --              --              --         140,200

Beneficial conversion feature on notes payable                       --              --              --           1,000

Conversion of preferred stock to common stock on
September 30, 2002                                                   --              --              --              --

Net loss September 30, 2002                                  (1,612,571)             --              --      (1,612,571)
                                                            -----------------------------------------------------------
Balance September 30, 2002                                  $(3,247,175)     (8,550,000)    $   (85,000)    $(1,895,461)
                                                            ===========================================================


                       See notes to financial statements

                     PONY EXPRESS U.S.A., INC AND SUBSIDIARY
                     F/K/A SILVER STATE VENDING CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                      NINE MONTHS ENDED SEPTEMBER 30, 2002




Cash flows from operating activities:
Net loss                                                            $(1,612,571)
                                                                    -----------

  Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Depreciation and amortization                                      94,975
      Beneficial convertion feature                                       1,000
      Loss on disposal of equipment                                      33,075
      (Increase) decrease in accounts receivable                         76,127
      (Increase) decrease in prepaid expenses                           (35,261)
      (Increase) decrease in other assets                               (10,906)
      Increase (decrease) in accounts payable                             3,169
      Increase (decrease) in payroll taxes payable                       81,306
      Increase (decrease) in accrued expenses                           488,051
                                                                    -----------
      Total adjustments                                                 731,535
                                                                    -----------

  Net cash used in operating activities                                (881,036)
                                                                    -----------

Cash flows from financing activities:
  Proceeds from loans                                                   716,596
  Capital contributed by shareholder                                    140,200
                                                                    -----------
Net cash provided by financing activities                               856,796
                                                                    -----------

Net decrease in cash and cash equivalents                               (24,240)

Cash and cash equivalents, beginning of period                           42,550
                                                                    -----------

Cash and cash equivalents, end of period                            $    18,309
                                                                    ===========

Supplemental disclosures of cash flow information:

Cash paid during the period for:

    Interest expense                                                $    60,688
                                                                    -----------
                       See notes to financial statements

                    PONY EXPRESS U.S.A., INC. AND SUBSIDIARY
                     F/K/A SILVER STATE VENDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002




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

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of operating results to be expected for a full year.

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

                    PONY EXPRESS U.S.A., INC. AND SUBSIDIARY
                     F/K/A SILVER STATE VENDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



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

Basic weighted average number of shares outstanding at September 30, 2002 is as follows:

                  Basic and dilutive weighted average
                      number of shares outstanding                   20,000,000

NOTE 3   CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to credit risk include cash on deposit with two financial institutions amounting to $18,309 at September 30, 2002. Financial institutions insure depositors for up to $100,000 through the U.S. Federal Deposit Insurance Corporation.

The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses.

                    PONY EXPRESS U.S.A., INC. AND SUBSIDIARY
                     F/K/A SILVER STATE VENDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



NOTE 4   ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2002 consisted of the following:

                  Accounts receivable                                  $438,999
                  Less allowance for doubtful accounts                  (40,000)
                                                                       --------
                                                                       $398,999
                                                                       ========


There was no bad debt expense for the nine months ended September 30, 2002.


NOTE 5   PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2002 consisted of the following:

                                                                   Depreciation
                                                                 Period in Years
                                                                 ---------------

                  Furniture and fixtures            $   40,000         5
                  Office machines and equipment         50,000         7
                                                    ----------
                                                        90,000
                  Less accumulated depreciation        (26,190)
                                                    ----------
                                                    $   63,810
                                                    ==========
Depreciation expense for the nine months ended September 30, 2002 was $11,786.


NOTE 6            GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets at September 30, 2002 are summarized by major classification as follows:

                  Trade name and trade mark                         $1,000,000
                  Customer list                                        350,000
                  Distribution routes                                  181,020
                  Goodwill                                             222,000
                                                                    ----------
                                                                     1,753,020
                  Less accumulated amortization                       (175,622)
                                                                    ----------
                                                                    $1,577,398
                                                                    ==========

Amortization expense for the nine months ended September 30, 2002 totaled
$83,189.

According to the purchase agreement, the seller was granted a security interest in the trademark and trade name of Pony Express until a note payable of $1,150,000 is satisfied by the Company. (See Note 9)

                    PONY EXPRESS U.S.A., INC. AND SUBSIDIARY
                     F/K/A SILVER STATE VENDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



NOTE 7   RELATED PARTY TRANSACTIONS

The Company has a loan payable at September 30, 2002 due to an officer totaling $396,596. This loan occurred during the ordinary course of business, bearing no interest, and due on demand. In the opinion of management, this loan does not bear more than normal credit risk, nor other unfavorable areas of concern.

Beginning January 2002, the Company was provided with office space on a month-to-month rent basis from a related party totaling $69,596 for the nine months ended September 30, 2002.

NOTE 8   LOAN PAYABLE

At September 30, 2002, the Company had a loan payable as follows:

         Loan payable to an individual party, with no interest;
         unsecured; due on demand.                                  $   20,000
                                                                    ==========


NOTE 9   NOTE PAYABLE

The Company has an outstanding note payable at September 30, 2002 as follows:

         Note payable in connection  with the assets  acquired
         under  conditions and terms prescribed  and approved
         by the  bankruptcy  court;  with an interest rate of 10%
         per year; due on February 20, 2003.                        $ 1,150,000

         Less current portion:                                       (1,150,000)
                                                                    -----------
         Total long-term note payable                              $          0
                                                                   ============

On June 25, 2001, the Company entered into a forbearance agreement with the holder of the note payable. In April 2002, the forbearance agreement was amended to establish payments of $10,000 per month, commencing April 2002 through May 2003 for interest. Payment of the balance, including outstanding interest is due on June 1, 2003.

Total interest expense related to this note payable at September 30, 2002 was $132,918.

                    PONY EXPRESS U.S.A., INC. AND SUBSIDIARY
                     F/K/A SILVER STATE VENDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



NOTE 10           LONG-TERM CONVERTIBLE NOTES PAYABLE

The Company has an outstanding convertible notes payable at September 30, 2002 as follows:

         Convertible note payable to a shareholder with an
         interest rate of 9% per year; due on June 25, 2005,
         with interest payments beginning January 1, 2003.
         Note is callable at the borrower's option and
         convertible into 100,000 shares of common stock. On
         June 12, 2002, the Company recorded the excess of
         the aggregate fair value of the instrument with
         beneficial conversion features at $1,000 as
         interest expense. At the balance sheet date, the
         option to convert into shares of common stock was
         not exercised.                                             $   100,000

         Convertible note payable to an individual with an
         interest rate of 9% per year; due on July 1, 2005,
         with interest payments beginning February 1, 2003.
         Note is callable at the borrower's option and
         convertible into 100,000 shares of common stock. At
         the balance sheet date, the option to convert into
         shares of common stock was not exercised.                       50,000

         Convertible note payable to an individual with an
         interest rate of 9% per year; due on July 1, 2005,
         with interest payments beginning February 1, 2003.
         Note is callable at the borrower's option and
         convertible into 100,000 shares of common stock. At
         the balance sheet date, the option to convert into
         shares of common stock was not exercised.                       50,000

         Convertible note payable to an individual with an
         interest rate of 9% per year; due on June 1, 2005,
         with interest payments beginning January 1, 2003.
         Note is callable at the borrower's option and
         convertible into 100,000 shares of common stock. At
         the balance sheet date, the option to convert into
         shares of common stock was not exercised.                      100,000
                                                                    -----------
         Less current portion:                                               (0)
                                                                    -----------

         Total long-term convertible notes payable                  $   300,000
                                                                    ===========

Total interest expense related to long-term convertible notes payable at September 30, 2002 was $1,085.

                    PONY EXPRESS U.S.A., INC. AND SUBSIDIARY
                     F/K/A SILVER STATE VENDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

NOTE 11  LEASES

The company leases office space and vehicles under non-cancelable operating leases, which have initial terms in excess of one year.

Beginning January 2001, the Company rented office space in Boca Raton, Florida on a month-to-month basis for its corporate office. There is no lease in force.

Total lease expense for the nine months ended September 30, 2002 was $412,825, of which $69,596 was for rental of office space.

NOTE 12  INCOME TAXES

At September 30, 2002, the Company had useable net operating loss carryforwards of approximately $1,634,604 for income tax purposes, available to offset future taxable income of the U.S. entity expiring through 2021.

The valuation allowance was $310,000 at September 30, 2002. This allowance was reserved at December 31, 2001, as management estimates that it is more likely than not that the deferred tax assets will be realized due to uncertainty of the Company's ability to generate future taxable income. The deferred tax asset was adjusted to $307,000 based on estimated use of net operating losses through December 31, 2001.

NOTE 13  AMENDMENT TO ARTICLES OF INCORPORATION

On August 8, 2002, the board of directors and stockholders of the Company adopted a resolution providing for an amendment to the articles of incorporation as follows:

         1) To change the name of the corporation from Silver State Vending Corporation to Pony Express U.S.A., Inc., effective September 30, 2002.

         2) To increase the total number of authorized shares of Common Stock to 100,000,000 shares at $.001 par value per share.

                    PONY EXPRESS U.S.A., INC. AND SUBSIDIARY
                     F/K/A SILVER STATE VENDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002



NOTE 14  STOCKHOLDERS' EQUITY

Preferred Stock
---------------
All issued shares of preferred stock were converted to common stock on a share for share basis on September 30, 2002.

Common Stock
------------
The authorized number of shares of common stock was increased to 100,000,000 as of September 30, 2002, the date of the amendment to the articles of incorporation.


NOTE 15  GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the nine months ended September 30, 2002, the Company showed operating losses of $1,612,571, and accumulated deficit of $1,634,604 at December 31, 2001. The accompanying financial statements indicate that current liabilities exceed current assets by $3,317,400 for the nine months ended September 30, 2002.

The Company's negative working capital, losses from operations, and cash used in operations raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital to assure the Company's viability. Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed, can significantly improve operating results. The support of the Company's vendors, customers, lenders, stockholders and employees will continue to be key in the Company's future success. Management believes that the action being taken allows the Company to continue as a going concern.

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

On October 17, 2001, the Company, through a wholly owned subsidiary, Silver Pony Express, Inc., a Nevada corporation ("Silver Pony") purchased the assets and business of Link Worldwide Logistics, Inc., a Florida corporation ("Link"). The assets purchased by the Company from Link consist primarily of the Florida based assets and operations of Pony Express, a long-established, well- recognized and respected transportation company. As a result of this acquisition, the Company now operates a parcel delivery service with complete zip-code coverage throughout the state of Florida and certain segments of Georgia (the "Business").

Since taking over control of the Company in December, 2001, present management of the Company has reviewed the Company's pricing structure and instituted increases as appropriate to bring the Company's pricing structure up to market. The price increases are expected to increase the Company's revenues from existing customers by approximately 20%. The Company has continued to actively seek new accounts and has been fine tuning the new sales program initiated last quarter. The sales have increased month to month and are continuing to show the results of the new sales program.

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

Results of Operation. Revenues were $1,188,676 for the third quarter of 2002 and were $1,146,780 for the same time period in 2001. This represents our continued ramp-up of operations for the Company. The Company expects revenues to continue to grow through the near future.

Selling, general, and administrative expenses were $153,157 for the third quarter of 2002 and $142,249 for the same time period in 2001. The increase in expenses reflect the increased cost of prospecting for and signing on new customers.
The Company expects increased expenses through 2002 because of the continued expansion of the Company.

The Company had other expenses of $57,905 in the third quarter of 2002 compared to $51,463 in the same time period of 2001. These expenses reflect mainly interest expenses and losses on disposal of equipment. For future quarters, the Company believes that these expenses' impact will be limited and, as the Company continues to grow, its materiality will decline.

The Company's strategy for future growth is to first reinforce its existing infrastructure and secondly to expand beyond Florida. This involves increasing not only funding, but sales as well.

Financial Condition. The Company's financial condition is burdened primarily by two large debts. The Company owes $1,150,000 to Skynet Holdings, Inc., the owner of the Business prior to its acquisition by Link. This debt is represented by a promissory note, is secured by essentially all of the assets of the Company other than its vehicles, requires monthly payments of $10,000, and is payable in full on February 20, 2003. See Note 9 to the Consolidated Financial Statements.

The Company also owes approximately $600,000, plus penalties and interest, in unpaid withholding taxes from periods prior to current management taking control of the Company. The Company is in discussions with the Internal Revenue Service seeking to obtain an affordable payment plan and a waiver or abatement of interest and penalties.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

              Exhibit No.                Description
              -----------                -----------

                  2.0 Plan of Acquisition (filed as an Exhibit to the Company's Current Report on Form 8-K filed November 1, 2001, and incorporated herein by this reference)

                  3.1 Articles of Incorporation (filed as an Exhibit to the Company's Registration Statement on Form 10- SB filed March 15, 1999, and incorporated herein by this reference)

                  3.2 Bylaws (filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed March 15, 1999, and incorporated herein by this reference)

                  99.1     Certification

         (b) Reports on Form 8-K.

                  The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Pony Express U.S.A., Inc.
                                                    (Registrant)



Date:   November 14, 2002                      By:  /s/ Peter Ticktin
        -----------------                           -----------------
                                                      (Signature)