Form 10KSB
period 2002-12-31
PONY EXPRESS USA INC
filed 2003-03-31
CIK 1037759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________

                        Commission file number 000-25559
                                               ---------


                            Pony Express U.S.A., Inc.
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


Issuer's telephone number, including area code: (561) 862-4900


Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $4,798,160.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 21, 2003, was $10,920,150.

The number of shares outstanding of the issuer's common stock, as of May 22, 2003, was 36,409,500.

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

HISTORY. Pony Express U.S.A., Inc., formerly known as Silver State Vending Corporation (the "Company") was organized as a Nevada corporation on September 30, 1996. In 1997, the Company began providing coin-operated vending services to the city of Las Vegas, Nevada, concentrating on the sale of bulk candy. No significant revenues were generated from these activities and, in 2000, the Company ceased these operations and began a search for a new business opportunity.

ACQUISITION OF PONY EXPRESS. On October 17, 2001, the Company, through a wholly owned subsidiary, Silver Pony Express, Inc., a Nevada corporation ("Silver Pony") purchased the assets and business of Link Worldwide Logistics, Inc., a Florida corporation ("Link"). The assets purchased by the Company from Link consist primarily of the Florida based assets and operations of Pony Express, a long-established, well-recognized and respected transportation company. The assets include inventory, equipment, contractual rights, customer lists, vehicles, machinery, furniture, fixtures, leasehold improvements and intangible assets used in connection with Pony Express' operations as a third party logistics provider, with primary business operations in express overnight delivery under the trade name "Pony Express." Effective October 4, 2002, Silver Pony was dissolved and all assets and liabilities of that subsidiary were transferred to the Company. The assets and liabilities of Silver Pony, at the time of dissolution, were minimal.

THE COMPANY TODAY. The Company now operates a parcel and package delivery service in the Florida and South Georgia markets, providing primarily contracted pick-up and delivery service within every zip code in the State of Florida. The service offered by the Company comprises the most extensive ground delivery network in the State of Florida and competes throughout the State with air-express carriers such as United Parcel Service, Federal Express, Airborne Express, and DHL, all of which use air-network connections to provide similar service.

The Company maintains operational `Depots' in each of: Orlando, Miami, Fort Lauderdale, Jacksonville, Tallahassee and Tampa, with secondary consolidation locations situated in Gainesville, Stuart, Fort Myers and Pensacola. The Company's Corporate Headquarters are located in Boca Raton, Florida from where the Administrative staff handles centralized customer service, sales, marketing and advertising coordination, and general administrative functions.

The Company has over 1,500 customers that include numerous agencies of the State of Florida for whom it delivers payroll and important documents including State lottery tickets. Current annual revenues approximate $5MM, reliably above $400K per month, of which 30% are firmly grounded in delivery contracts with the State of Florida. The large majority of non-state accounts are comprised of large and medium-sized commercial entities in Florida.

The service provided by the Company is based on a proven hub-and-spoke routing methodology utilizing a centralized cross-dock and sorting-hub facility located in Orlando. The central positioning of this hub facility in Orlando allows the Company to provide optimal service to its clients by offering the latest pick-up and earliest delivery times available in the State. This operational ability, combined with reliable service, a competitive tariff structure, and unrivaled customer loyalty, provide the Company with a niche market in which the Company is able to compete with all other express delivery operators.

The Company utilizes a mix of approximately 130 employee drivers and "Driver-Partners" to service the statewide area on a daily basis. Delivery is generally completed by 10:30 A.M. throughout the State, with collection of outbound material generally being undertaken as late in the day as possible, thereby maximizing the `use-of-time' by the Company's customers.

The Company's operational footprint consists of the following three distinct components; Pick-up, Line Haul and Delivery.

o PICK-UP: The Company obtains packages for delivery through two primary service types: "Will-Call" service and "Routed" service. With will-call service, the customer contacts the Company for a pick up. The Company picks up packages from a customer and transports the shipment to the Company's regional stations.

The Company's "routed" service is performed where Company vehicles make scheduled pick-up and delivery stops on a pre-set route at regular intervals. Routed service can be customized to the needs of a particular customer, providing the service the customer needs at the times and in the manner best fulfilling the customer's requirements. Additionally, routed service can be easily modified at the customer's request to add or subtract service locations on short-notice, providing customers with the flexibility they expect in today's rapidly changing delivery market. After packages are picked up, they are sorted by destination and packed for transport.

o LINE HAUL: Line Haul refers to the transport of packages from point of origination by ground or air to its city or country of destination. With respect to air transport, the Company does not own or operate any aircraft but rather, utilizes co-loading partners. In the short term the Company believes this system is superior to the capital-intensive alternative of owning, operating and maintaining its own fleet of aircraft. In order to most efficiently operate an air fleet, such couriers must ensure that each aircraft is filled to capacity.

o DELIVERY: Once the Line Haul has reached its destination, the packages are broken down by route and ultimately loaded on to Delivery Trucks for morning delivery.

In order to facilitate expansion of the Company's markets, the Company must be able to deliver packages to destinations anywhere in the world. To accomplish this, the Company has forged an alliance with International Bonded Courier. With this alliance, once the Company has been approved as an IAC, the Company will be able to ship express packages overnight to destinations all over the United States and express to the rest of the world.

SEASONALITY. Today the Company is slightly affected by seasonal fluctuations. Our business has historically experienced decreases in volume during July and August. As our international business increases, the impact of seasonality is reversed in the Southern Hemisphere.

COMPETITION. The market for scheduled ground and logistics services is highly competitive. Competition on pricing is often intense in the courier industry, particularly for basic delivery services. In addition, other companies that do not currently operate ground and air courier business may enter the industry in the future with significantly greater financial and other resources than the Company. The Company currently has only limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities.

To compete in the marketplace and to project a modern image for a legendary company, the Company has changed its name to Pony Express U.S.A., Inc. and adopted a new corporate logo. In addition, the company has recently hired key sales, marketing and customer care personnel.

The Company's ability to grow to the revenue level required for sustained profitability has been slowed by the poor financial condition of the Company at the time present management took control of the Company. See "Management's Discussion and Analysis." As the Company restructures its debt obligations, more management time has been devoted to expansion efforts.

TRADEMARK. As part of the acquisition of the Business, the Company acquired the registered trademark "Pony Express." The trademark is pledged, along with essentially all other Business assets, to the prior owner of the Business as security for payment of the purchase money promissory note given by Link to the prior owner, and assumed by the Company upon acquisition of the Business. See "Management's Discussion and Analysis - Financial Condition."

EMPLOYEES. As of March 1, 2003, the Company had 73 full-time employees, no part-time employees, and 121 driver/partners, who are independent contractors. Of the employees, six are engaged in management positions and 18 are in administrative positions.

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

RELIANCE ON COMMERCIAL CARRIERS, CARGO CARRIERS AND CO-LOADERS. The Company relies upon scheduled flights of commercial and/or cargo air carriers and shipping companies in delivering its parcels to areas outside its own sphere of operation, which currently includes Florida and parts of Georgia. Consequently, the ability of the Company to provide reliable, low-cost express delivery could be adversely affected by changes in policies and practices such as pricing, payment terms, scheduling, and frequency of service or increases in the cost of fuel, taxes and labor, and other factors that are not within the Company's control.

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

LIMITED OPERATING HISTORY. The Company acquired the Business in November, 2001. Accordingly, the Company has limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in the express delivery industry. To address these risks, the Company must, among other things, successfully market its services, acquire or establish strategic alliances with existing authorized shipping agents and business service providers, and maintain competitive pricing. There can be no assurances that the Company will succeed in addressing these risks, and the failure to do so could have a material adverse effect on the Company's business, results of operation and financial condition.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's executive offices are located at 5295 Town Center Road, Third Floor, Boca Raton, Florida, 33486, where the Company leases approximately 3,700 square feet of office space. The Company has seven years remaining on the lease, at a monthly rent of $11,400, which includes all photocopying, electric, telephone service, computer network and other office services. The Company's main hub is located at 4067 Seaboard Drive, Orlando, Florida where the company leases approximately 10,576 square feet of office and warehouse space. The Company has thirty one months remaining on the lease, at a monthly rent of $6,969.36, which includes sales tax, CAM expenses, property taxes and insurance. In addition, the Company leases six other locations from which it conducts its sorting and shipping operations. The Company's total lease obligations for its physical facilities is approximately $40,000 per month.

ITEM 3. LEGAL PROCEEDINGS.

The Company is defending and/or settling approximately 14 lawsuits brought against Link, the prior operator of the Company's business. These lawsuits consist of claims for breach of contract, insufficient funds checks, unpaid wages and workers' compensation claims. The Company does not consider these claims to be material, either individually or in the aggregate. None of the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities is a party adverse to the Company nor do any of the foregoing individuals have a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote by the security holders during the fourth quarter of 2002.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded in the over-the-counter market under the symbol "PYXP". As reported by Bloomberg, L.P., the Company's common stock for the calendar year 2002 traded between a low of $.04 and a high of $1.10. The average of the bid and asked price of the Company's common stock in the over-the-counter market as of March 21, 2003, was $.30 bid and $.30 asked per share. The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of the Company's securities is not necessarily indicative of future performance.

COMMON STOCK AND WARRANTS. As of March 1, 2003, the Company had issued and outstanding 36,409,500 shares of common stock, and no shares of preferred stock. Upon the Company's acquisition of the business, Link beneficially owned approximately 88.3% of the outstanding capital stock of the Company. Pursuant to an ongoing liquidation of Link, most of Link's shares have been distributed to satisfy certain claims which shareholders and other creditors of a predecessor company may have had against Link, and to the shareholders of Link. As a result, Link owns 6,156,871 shares of the common stock of the Company as of March 1, 2003.

HOLDERS OF RECORD. As of March 1, 2003, there were approximately 533 shareholders of record of our common stock, not including beneficial owners holding shares through nominee name.

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

TRANSFER AGENT.  The Company's transfer agent is Silver State Transfer &
Registrar.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATION. Revenues were $4,798,160 for 2002 and were $3,822,601 for 2001. The Company expects revenues to continue to grow through the near future.

Operating expenses were $7,585,387 for 2002 and $3,695,118 for 2001. The increase in expenses reflects the increased cost of prospecting for and signing on new customers. The Company expects increased expenses through 2003 because of the continued expansion of the Company.

The Company had other expenses of $1,918,878 in 2002 compared to $1,746,887 in 2001. These expenses reflect mainly settlement expense, interest expenses and losses on disposal of equipment. For future quarters, the Company believes that these expenses' impact will be limited and, as the Company continues to grow, its materiality will decline.

The Company's strategy for future growth is to first reinforce its existing infrastructure and secondly to expand beyond Florida. This involves increasing not only funding, but sales as well.

LIQUIDITY AND FINANCIAL RESOURCES. The Company's financial condition is burdened primarily by three large debts. The Company owes approximately $977,417 to Skynet Holdings, Inc., the owner of the business prior to its acquisition by Link. This debt is represented by a promissory note and is secured by essentially all of the assets of the Company other than its vehicles. The Company has recently reached an agreement with Skynet, subject to documentation, to recalculate the total amount due, reduce the interest rate to 5%, and establish a monthly principal payment of $15,000. See Note 8 to the Consolidated Financial Statements.

The Company also owes approximately $653,960, including interest, in unpaid withholding taxes from periods prior to current management taking control of the Company. The Company is in discussions with the Internal Revenue Service seeking to obtain an affordable payment plan and has obtained a waiver of penalties.

The Company also owes $2,589,142 to 9 individuals who have lent money to the Company. These obligations have an interest rate of 9% and are payable within three years. See Note 8 to the Consolidated Financial Statements.

ITEM 7. FINANCIAL STATEMENTS.

Independent Auditor's Report............................................F-2
Consolidated Balance Sheets........................................F-3, F-4
Consolidated Statements of Operations...................................F-5
Consolidated Statements of Changes in Stockholders Equity...............F-6
Consolidated Statements of Cash Flows..............................F-7, F-8
Notes to Consolidated Financial Statements.........................F-9-F-19

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has changed accountants to audit the Company for the fiscal year ended December 31, 2002. The change in accountants was effected in order to separate the auditing services provided to the Company from the accounting and consulting services provided to the Company, and was approved by the Board of Directors. There were no disagreements with the Company's previous accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company at the present time are as follows:

Name             Age    Position Held with Registrant
----------------------------------------------------------

Peter Ticktin    57     Director, Chief Executive Officer
Harvey Scholl    53     Director, Chief Financial Officer
Richard Bee      50     Director, Vice President - International Operations

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

Richard Bee has been a director of the Company since its acquisition of the Business on October 17, 2001, and has been Vice President - International Operations, since January 1, 2002. Mr. Bee is also the sole director of Link, which currently owns approximately 16% of the Company's outstanding stock, and was Chief Operating Officer of Link Express Delivery Solutions, Inc., from 1998 until it ceased business operations in February 2001. Mr. Bee worked for DHL from 1973 to 1993, where he was responsible for the expansion of DHL's operations into various international markets.

ITEM 10. EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation              Long Term Compensation
                                               -------------------              ----------------------
                                                                               Awards                   Payouts
                                                                               ------                   -------
                                                           Other      Restricted
Name and Principal                                         Annual        Stock        Securities           LTIP      Other
    Position                        Year    Salary     Bonus   Comp      Awards    Underlying Options     Payouts    Comp
    --------                        ----    ------     -----   ----      ------    ------------------     -------    ----
Peter Ticktin, Director and         2002    90,000       0       0           0     5,000,000 shares (1)       0        0
Chief Executive Officer

Harvey Scholl, Director and         2002    90,000       0       0           0     2,500,000 shares (1)       0        0
Chief Financial Officer

Richard S. Bee, Director            2002    90,000       0       0           0     2,500,000 shares (1)       0        0
and Vice President -
International Operations



(1) These options were granted pursuant to each Executive Officer's Employment Agreement at an exercise price of $.04 per share, which was the market price of the Company's common stock as of the date of grant. All of the above options were exercised during 2002.

--------------------------------------------------------------------------------------------------------------------------
                     Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
--------------------------------------------------------------------------------------------------------------------------

                                                               Number of Securities
                             Shares                            Underlying Unexercised      Value of Unexercised In-the
                           Acquired on       Value            Options/SARs at FY-End      Money Options/SARS at FY-End
 Name                       Exercise        Realized          Exercisable/Unexercisable    Exercisable/Unexercisable
--------------------------------------------------------------------------------------------------------------------------
Peter Ticktin               5,000,000                                 0/0                              0/0
Harvey Scholl               2,500,000                                 0/0                              0/0
Richard S. Bee              2,500,000                                 0/0                              0/0

EMPLOYMENT AGREEMENTS. The Company has entered into Employment Agreements with Peter Ticktin, as Chief Executive Officer, Harvey Scholl, as Chief Financial Officer, and Richard Bee, as Chief of International Operations. Each of the Employment Agreements is for an initial period of five years, and thereafter automatically renews for successive two year periods. Each of the Employment Agreements provides for a salary of $5,000 per month for the first six months, $10,000 per month for the next six months, and $15,000 per month for the third six months. Thereafter, compensation is to be increased by determination of the Board, based upon profitability of the Company. Because of the Company's current shortage of cash, Mr. Ticktin and Mr. Scholl are currently deferring all but $500 per week of their salaries, and Mr. Bee is currently deferring all but $1,000 per week of his salary.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to the number of shares of the Company's Common Stock beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock as of March 1, 2003. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficial owned and the address of each beneficial owner is c/o the Company, 5295 Town Center Road, 3rd Floor, Boca Raton, FL 33486. As of March 1, 2003, there were issued and outstanding 36,409,500 shares of the Company's common stock.

Name of Beneficial Owner              Amount     Percent of Class
------------------------              ------     ----------------

Peter Ticktin                        5,000,000        13.7
Chief Executive Officer
And Director

Harvey Scholl                        2,500,000         6.9
Chief Financial Officer
And Director

Richard Bee                          2,500,000         6.9
Vice President - International
Operations and Director

Link Worldwide Logistics, Inc.       6,156,871        16.9
Shareholder

All Officers and Directors          16,156,871        44.4
and 5% beneficial owners
as a group (4)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Peter Ticktin, Director and Chief Executive Officer of the Company, has lent money to the Company from time to time in order to allow the Company to meet its obligations. The amount of loans from Mr. Ticktin to the Company presently totals approximately $148,000. The loans are represented by promissory notes from the Company, payable on demand, and bear interest at 12% per year.

A company owned by Mr. Ticktin's wife and daughter has purchased approximately $60,000 of trucks for use in the Company's business. The trucks are currently being used by the Company without charge, but it is intended that the trucks will be leased to the Company at prevailing market rates when the Company has sufficient cash flow.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.       Description

2.0 Plan of Acquisition (filed as an Exhibit to the Company's Current Report on Form 8-K filed November 1, 2001, and incorporated herein by reference)

3.1 Articles of Incorporation (filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed March 15, 1999, and incorporated herein by reference)

3.2 Bylaws (filed as an Exhibit to the Company's Registration Statement on Form 10-SB filed March 15, 1999, and incorporated herein by reference)

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pony Express U.S.A., Inc.
(Registrant)


By   /s/ Peter Ticktin
     -----------------
     Peter Ticktin, Chief Executive Officer and Director

Date: March 31, 2003
     ------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Harvey Scholl
     -------------------
   Harvey Scholl, Chief Financial Officer and Director

Date: March 31, 2003
     ------------

By   /s/ Richard S. Bee
     -----------------
     Richard S. Bee, Vice President - International Operations and Director

Date: March 31, 2003
     ------------

CERTIFICATIONS


I, Peter Ticktin, certify that:


1. I have reviewed this annual report on Form 10-KSB of Pony Express U.S.A., Inc.


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003


/s/ Peter Ticktin
-----------------
Peter Ticktin, Chief Executive Officer

I, Harvey Scholl, certify that:


1. I have reviewed this annual report on Form 10-KSB of Pony Express U.S.A., Inc.


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003


/s/ Harvey Scholl
-----------------
Harvey Scholl, Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Pony Express U.S.A., Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Ticktin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Peter Ticktin
-----------------
Peter Ticktin
Chief Executive Officer
Date: March 31, 2003

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Pony Express U.S.A., Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Harvey Scholl, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Harvey Scholl
-----------------
Harvey Scholl
Chief Executive Officer
Date: March 31, 2003

                            PONY EXPRESS U.S.A, INC.
                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                TABLE OF CONTENTS





                                                                       Page No.


Independent Auditors' Report                                              F-2

Balance Sheets                                                            F-3

Statements of Operations                                                  F-4

Statements of Changes in Stockholders' Deficit                            F-5

Statements of Cash Flows                                               F-6 - F-7

Notes to Financial Statements                                             F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Pony Express U.S.A., Inc.

We have audited the balance sheet of Pony Express U.S.A., Inc., formerly known as Silver State Vending Corp., (the "Company") as of December 31, 2002, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Pony Express U.S.A., Inc. for the year ended December 31, 2001 were audited by other auditors whose report thereon, dated May 9, 2002 expressed a qualified opinion with respect to a going concern uncertainty.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pony Express U.S.A., Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company's dependence on outside financing, lack of existing commitments from lenders to provide necessary financing, lack of sufficient working capital, and recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





February 27, 2003
Plantation, Florida

                            Pony Express U.S.A., Inc.
                        f/k/a Silver State Vending Corp.
                                 Balance Sheets
                           December 31, 2002 and 2001

                                     Assets
                                                                            2002             2001
Current assets
      Cash                                                               $    55,397     $    42,550
      Accounts Receivable, net                                               336,007         475,126
      Prepaid and other assets                                                18,855              --
                                                                         -----------     -----------
            Total current assets                                             410,259         517,676
                                                                         -----------     -----------

Property and equipment, net                                                  159,820          75,595
                                                                         -----------     -----------

Other assets
       Goodwill and other intangible assets, net                           1,549,669       1,660,587
      Deferred cost                                                           58,800         102,900
                                                                         -----------     -----------
            Total assets                                                 $ 2,178,548     $ 2,356,758
                                                                         ===========     ===========

                      Liabilities and Stockholders' Deficit
                                                                             2002            2001
Current Liabilities
      Bank Overdraft                                                     $        --     $    70,152
      Accounts Payable                                                       929,489         661,637
      Accrued expenses                                                       799,479         186,719
      Payroll taxes payable                                                  653,960         712,340
      Current portion of notes payable                                     1,243,757          90,000
                                                                         -----------     -----------
                                                                           3,626,685       1,720,848
                                                                         -----------     -----------

Notes payable, net of current portion                                      2,165,110       1,060,000

Stockholders' deficit
      Convertible preferred stock, $0.001 par value, 5 million shares authorized, 0 and 4,409,500 shares issued and outstanding
        respectively                                                              --           4,410
      Common stock, $0.001 par value, 100 million shares and 20
        million shares authorized, respectively; 36,409,500 and
        20,000,000 issued and outstanding, respectively                       36,410          20,000
      Additional paid in capital                                           2,538,469       1,186,104
      Accumulated deficit                                                 (6,168,126)     (1,634,604)
                                                                         -----------     -----------
                                                                          (3,593,247)       (424,090)

      Less: subscriptions receivable                                         (20,000)             --
                                                                         -----------     -----------
                                                                          (3,613,247)       (424,090)
                                                                         -----------     -----------

            Total liabilities and stockholders' deficit                  $ 2,178,548     $ 2,356,758
                                                                         ===========     ===========

   The accompanying notes are an integral part of these financial statements

                            Pony Express U.S.A., Inc.
                        f/k/a Silver State Vending Corp.
                            Statements of Operations
                     Years Ended December 31, 2002 and 2001

                                                          2002            2001

Revenues                                              $ 4,798,160     $ 3,822,601
                                                      -----------     -----------
Expenses
       Salaries                                         4,799,729       2,194,438
       Fleet transportation expense                       750,378         230,252
       General and administrative                         661,446         449,667
       Leases                                             412,156         251,280
       Licenses and taxes                                 144,999         230,173
       Consulting and professional fees                   522,494         178,570
       Sales expenses                                     120,285           2,200
       Depreciation and amortization                      126,802         118,538
       Bad debts                                           47,098          40,000
                                                      -----------     -----------
                                                        7,585,387       3,695,118
                                                      -----------     -----------
(Loss) income from continuing operations               (2,787,227)        127,483
                                                      -----------     -----------

Other expenses
       Loss on settlement                              (1,568,490)       (447,500)
       Interest expense                                  (306,288)       (171,544)
       Loss on disposal of equipment                      (44,100)        (29,400)
       Loss from defalcation                                   --      (1,098,443)
                                                      -----------     -----------
                                                       (1,918,878)     (1,746,887)
                                                      -----------     -----------

Loss before extraordinary item                         (4,706,105)     (1,619,404)
                                                      -----------     -----------

Extraordinary item:
  Extraordinary gain on extinguishment of debt            172,583              --
                                                      -----------     -----------
  Net loss                                            $(4,533,522)    $(1,619,404)
                                                      ===========     ===========

(Loss) income per common share - basic and diluted
  (Loss) income from continuing operations            $     (0.11)    $      0.01
                                                      ===========     ===========
  Loss before extraordinary item                      $     (0.19)    $     (0.15)
  Extraordinary gain on extinguishment of debt               0.01              --
                                                      -----------     -----------
  Net loss                                            $     (0.18)    $     (0.15)
                                                      ===========     ===========

   The accompanying notes are an integral part of these financial statements

          Pony Express U.S.A, Inc.
           Changes in Stockholders' Deficit
            Years Ended December 31, 2002 and 2001




                                                                    Common Stock                 Preferred Stock
                                                                Shares         Amount        Shares           Amount
                                                                ------         ------        ------           ------



Balance January 1, 2001                                        8,127,479    $     8,127             --     $        --

Issuance of common stock in exchange for loan payable
   to an unrelated party                                         248,637            249             --              --

Issuance of common stock according to a private offering
   dated January 2001, net of offering expenses                  214,384            214             --              --

Recapitalization                                              11,409,500         11,410      4,409,500           4,410

Net loss                                                              --             --             --              --
                                                             -----------    -----------    -----------     -----------


Balance December 31, 2001                                     20,000,000    $    20,000      4,409,500     $     4,410

Issuance of shares held by majority shareholder
      in exchange for equipment                                       --             --             --              --

Exercise of stock options                                     12,000,000         12,000             --              --

Conversion of Preferred  Shares to Common                      4,409,500          4,410     (4,409,500)         (4,410)

Additional capital paid in from stockholders                          --             --             --              --

Shares issued by majority shareholder to settle claims on
     behalf of the Company                                            --             --             --              --

Shares issued by majority shareholder to employees                    --             --             --              --

Net loss                                                              --             --             --              --
                                                             -----------    -----------    -----------     -----------


Balance December 31, 2002                                     36,409,500    $    36,410             --              --
                                                             ===========    ===========    ===========     ===========

[restubbed table]


                                                                             Additional
                                                               Paid in       Accumulated      Suscription
                                                               Capital         Deficit        Receivable       TOTAL
                                                               -------         -------        ----------       -----



Balance January 1, 2001                                      $     7,073     $   (15,200)    $        --     $        --

Issuance of common stock in exchange for loan payable
   to an unrelated party                                         697,251              --              --         697,500

Issuance of common stock according to a private offering
   dated January 2001, net of offering expenses                  581,196              --              --         581,410

Recapitalization                                                 (99,416)             --              --         (83,596)

Net loss                                                              --      (1,619,404)             --      (1,619,404)
                                                             -----------     -----------     -----------     -----------


Balance December 31, 2001                                    $ 1,186,104     $(1,634,604)    $        --     $  (424,090)

Issuance of shares held by majority shareholder
      in exchange for equipment                                   15,000              --              --          15,000

Exercise of stock options                                        468,000              --         (20,000)    $   460,000

Conversion of Preferred  Shares to Common                             --              --              --     $        --

Additional capital paid in from stockholders                     160,750              --              --     $   160,750

Shares issued by majority shareholder to settle claims on
     behalf of the Company                                       570,615              --              --     $   570,615

Shares issued by majority shareholder to employees               138,000              --              --     $   138,000

Net loss                                                              --      (4,533,522)             --     $(4,533,522)
                                                             -----------     -----------     -----------     -----------


Balance December 31, 2002                                    $ 2,538,469     $(6,168,126)    $   (20,000)    $(3,613,247)
                                                             ===========     ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements

                            Pony Express U.S.A., Inc.
                        f/k/a Silver State Vending Corp.
                               Cash Flow Statement
                     Years Ended December 31, 2002 and 2001

                                                                  2002           2001
Cash flows from operating activities:
     Net loss                                                $(4,533,522)    $(1,619,404)
                                                             -----------     -----------

     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                           126,802         118,538
         Bad debt expense                                         47,098          40,000
         Loss on disposal of equipment                            44,100          29,400
         Loss on settlement                                    1,485,065         447,500
         Stock compensation expense                              138,000              --
         Extraordinary gain on extinguishment of debt           (172,583)             --
     Change in assets and liabilities
         Decrease (increase) in accounts receivable               92,021        (515,126)
         (Increase) in prepaid assets                            (18,855)             --
         Decrease in other assets                                     --        (172,900)
         Increase in accounts payable                            267,852         677,691
         (Decrease) increase in payroll taxes payable            (58,380)        712,340
         Increase in accrued expenses                            754,834         186,719
                                                             -----------     -----------
     Net cash used in operating activities                    (1,827,568)        (95,242)
                                                             -----------     -----------

Cash flow from investing activities:
     Proceeds from sale of vehicles                                   --          90,000
     Purchase of equipment                                       (85,109)       (827,020)
                                                             -----------     -----------
     Net cash used in investing activities                       (85,109)       (737,020)
                                                             -----------     -----------

Cash flow from financing activities:
     Proceeds from notes payable                               1,893,546         308,250
     Payments on notes payable                                   (58,620)             --
     Bank overdraft                                              (70,152)         70,152
     Proceeds from issuance of common and preferred stock        160,750         496,410
                                                             -----------     -----------
     Net cash provided by financing activities                 1,925,524         874,812
                                                             -----------     -----------

Net increase in cash                                              12,847          42,550

Cash- beginning of period                                         42,550              --
                                                             -----------     -----------

Cash- end of period                                          $    55,397     $    42,550
                                                             ===========     ===========

                            Pony Express U.S.A., Inc.
                        f/k/a Silver State Vending Corp.
                               Cash Flow Statement
                     Years Ended December 31, 2002 and 2001

                                                                  2002           2001
Supplemental disclosures of cash flow information:

  Cash paid for interest                                     $    97,142     $        --
                                                             ===========     ===========

  Non cash:
     Exercise of stock options in exchange for
     subscription receivable and forgiveness of
     note payable and accrued interest                       $   480,000     $        --
                                                             ===========     ===========

    Payment of settlement liability with common
    stock issued from majority shareholder                   $   395,955     $        --
                                                             ===========     ===========

    Reclassification of accrued interest to note
    payable balance                                          $   135,450     $        --
                                                             ===========     ===========

    Equipment purchased with stock contributed
    on behalf of Company by majority shareholder             $    15,000     $        --
                                                             ===========     ===========

    Conversion of preferred stock to common stock            $     4,410     $        --
                                                             ===========     ===========

                            PONY EXPRESS U.S.A., INC.
                     F/K/A SILVER STATE VENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 1- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES

Business Description
--------------------
Silver State Vending Corporation (the Corporation), was incorporated in the State of Nevada on September 30, 1996. On October 17, 2001, the Company acquired 100% of Link Worldwide Logistics, Inc., a Florida corporation, by merging it into a newly formed subsidiary Silver Pony Express, Inc. in a transaction accounted for as a recapitalization of Link Worldwide Logistics, Inc. (See Note
13). On August 8, 2002, the Corporation changed it name to Pony Express U.S.A., Inc., (the Company). The company is in the business of parcel and package delivery service. Currently its operations are limited to the State of Florida and parts of Georgia.

Accounting Estimates
--------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable
-------------------
Accounts receivable are stated at the face amount net of allowance for doubtful accounts. Generally accepted accounting principles require that the allowance method be used to reflect bad debts. A provision for doubtful accounts has been established to reflect an allowance for uncollectible amounts.

Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, which range from 5 - 7 years.

Amortization
------------
Amortization of trademarks and trade names, and other intangibles is determined utilizing the straight-line method based on the estimated useful lives of the intangibles as follows:

             Trade name and trade mark                             15 years
             Customer list                                         12 years
             Distribution routes                                   12 years

                            PONY EXPRESS U.S.A., INC.
                     F/K/A SILVER STATE VENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 1- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Stock Options
-------------
The Company records compensation expense for all stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Under APB No. 25, if the exercise price of the Company's employee stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized.

Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("Statement No. 123") encourages companies to recognize expense for stock-based awards based on their estimated value on the date of grant. Statement No. 123 requires the disclosure of pro forma net income or loss in the notes to the financial statements if the fair value method is not elected.

Revenue Recognition
-------------------
Revenues are recognized when the service is delivered.

Basic loss per Share
Basic loss per share for each year is computed by dividing income loss for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share do not include the effects of common stock equivalents as they are anti-dilutive.

Basic weighted and dilutive average number of shares outstanding is as follows:

                                                   2002                  2001
       Basic and dilutive weighted average
           number of shares outstanding         24,326,129            10,868,953

Reclassification
----------------
Certain reclassifications were made to the 2001 financial in order for the presentation to conform to the 2002 financial statement presentation.

                            PONY EXPRESS U.S.A., INC.
                     F/K/A SILVER STATE VENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 2- GOING CONCERN UNCERTAINTY

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assumes the continuity of the Company as a going concern. However, during the years ending December 31, 2002 and 2001, the Company experienced, and continues to experience, certain going concern and liquidity problems. The Company has has incurred net losses of $4,533,522 and $1,619,404 for the years ended December 31, 2002 and 2001, respectively. These conditions raise substantial doubt to the ability of the Company to continue as a going concern.

Management's plans with regard to these matters include raising working capital to assure the Company's viability through private equity offerings, debt financing, or through the acquisition of new business or private ventures. The eventual outcome of the success of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3- CONCENTRATION OF CREDIT RISK

There were no cash balances at December 31, 2002 and 2001 that exceed federal insurance limits.

The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses.

NOTE 4- ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2002 and 2001 consisted of the following:

                                                          2002           2001
                                                          ----           ----

          Accounts receivable                           $392,531       $515,126
          Less allowance for doubtful accounts           (56,524)       (40,000)
                                                        --------       --------
                                                        $336,007       $475,126
                                                        ========       ========

Bad debt expense for the years ended December 31, 2002 and 2001 was $47,098 and $40,000, respectively.

                            PONY EXPRESS U.S.A., INC.
                     F/K/A SILVER STATE VENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001





NOTE 5- PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and 2001 consisted of the following:

                                                                   Amortization
                                                                      Period
                                             2002          2001      in Years
                                             ----          ----      --------

         Furniture and fixtures           $  40,000     $  40,000       5
         Office machines and equipment       53,393        50,000       7
         Assets held for future use          96,716            --
                                          ---------     ---------
                                            190,109        90,000
         Less accumulated depreciation      (30,289)      (14,405)
                                          ---------     ---------

                                          $ 159,820     $  75,595
                                          =========     =========


On February 20, 2001, the Company closed on the purchase of the assets of Pony Express Delivery Services, Inc. for $2,000,000. (See Note 14) The total purchase price was allocated between property and equipment, vehicles, the trade name of Pony Express, customer list, and distribution routes. The purchase was financed with a long-term note for $1,250,000. (See Note 7 )

On May 1, 2001, the Company sold vehicles with a cost of $234,000 to a leasing company for $90,000,. The Company leased back the vehicles under a lease-back agreement for $90,000 at an interest rate of 18% per annum, repayable in 36 monthly installments of $3,286, including principal and interest. The realized loss on the sale of $132,300 was computed over the three-year term of the lease agreement, resulting in a recognized loss of $44,100 and $29,400, and deferred costs of $58,800 and $102,900 at December 31, 2002 and December 31, 2001, respectively (See Note 8).

Depreciation expense for the years ended December 31, 2002 and December 31, 2001 was $15,884 and $26,105, respectively.

                            PONY EXPRESS U.S.A., INC.
                     F/K/A SILVER STATE VENDING CORPORATION
                           NOTES FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 6- GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets are summarized by major classification as follows:

                                              2002             2001

         Trade name and trade mark        $ 1,000,000     $ 1,000,000

         Customer list                        350,000         350,000
         Distribution routes                  181,020         181,020
         Goodwill                             222,000         222,000
                                          -----------     -----------

                                            1,753,020       1,753,020
         Less accumulated amortization       (203,351)        (92,433)
                                          -----------     -----------

                                          $ 1,549,669     $ 1,660,587
                                          ===========     ===========

Amortization expense for the years ended December 31, 2002 and December 31, 2001 was $110,918 and $92,433, respectively.

Goodwill represents the excess of the cost over the fair value of net assets acquired in a business combination. The purchase price exceeded the fair value of the net assets acquired and resulted in goodwill of $222,000 (See Note 14).

According to the purchase agreement, the seller was granted a security interest in the trademark and trade name of Pony Express until the Company pays the note payable of $1,150,000.

                            PONY EXPRESS U.S.A., INC
                     F/K/A SILVER STATE VENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 7- NOTES PAYABLE

The Company has outstanding notes payable at December 31, 2002 and 2001 as follows:

                                                                               2002            2001
                                                                               ----            ----

         Note payable in connection with assets acquired under
         conditions and terms prescribed and approved by the bankruptcy court; bearing interest at 15% and 10% per annum during 2002
         and 2001, respectively, due in June 2003 (See Note 4)             $   977,417     $ 1,150,000

         Note payable in connection with settlement of outstanding
         claims; bearing interest at 9% per annum; 120 payments of
         interest and principle of $12,610 per month starting
         January 1, 2003                                                       995,450              --

         Convertible note payable; matures June 1, 2005; bearing
         interest at 9% per annum; 12 payments of interest only of
         $3,750 starting January 1, 2003 followed by 18 payments of principal and interest of $10,377 and a balloon payment at maturity of $405,634. Convertible into shares
         of common stock at $1.00 per share                                    500,000              --

         Convertible note payable, matures June 1, 2005; bearing
         interest at 9% per annum; 12 payments of interest only of
         $3,750 starting January 1, 2003 followed by 18 payments of principal and interest of $10,377 and a balloon payment at maturity of $405,634. Convertible into shares
         of common stock at $1.00 per share                                    500,000              --

         Convertible note payable, matures June 1, 2005; bearing
         interest at 9% per annum; $150,000 due January 1, 2003 and also with 12 payments of interest only of $750 per month
         starting January 1, 2003 and a balloon payment at maturity of
         $52,410. $100,000 is convertible into shares of common stock
         at $1.00 per share                                                    250,000              --

                            PONY EXPRESS U.S.A., INC
                     F/K/A SILVER STATE VENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 7- NOTES PAYABLE-continued

         Convertible note payable, matures July 1, 2005; bearing
         interest at 9% per annum; 12 payments of interest only of $375 followed by 17 payments of principal and interest of $1,038 and a balloon payment at maturity of $40,563. Convertible into
         shares of common stock at $1.00 per share                              50,000              --

         Convertible note payable, matures July 1, 2005; bearing
         interest at 9% per annum; 12 payments of interest only of $375 followed by 17 payments of principal and interest of $1,038 and a balloon payment at maturity of $40,563. Convertible into shares of common stock at
         $1.00 per share                                                        50,000              --
                                                                           -----------     -----------

         Convertible note payable, matures October 1,
         2003; bearing interest at 9% per annum; 6
         payments  of  interest  starting  April 1, 2003
         with the balance owed at  maturity.  Convertible
         into shares of common stock at $1.00 per share                         40,000              --

         Note payable in connection with settlement of outstanding
         claims; non interest bearing; principal payments of $1,000 per month until
         paid in full                                                           46,000              --
                                                                           -----------     -----------


          Total                                                              3,408,867       1,150,000

          Less current portion                                              (1,243,757)        (90,000)
                                                                           -----------     -----------

          Long term portion                                                $ 2,165,110     $ 1,060,000
                                                                           ===========     ===========

On June 25, 2001, the Company entered into a forbearance agreement with the holder of the note payable in connection with assets acquired under conditions and terms prescribed and approved by the bankruptcy court to reduce the debt by $100,000. The Company recognized a gain on the settlement of $100,000. In April 2002, the forbearance agreement was amended to establish payments of $10,000 per month, commencing April 2002 through May 2003 and the principal balance of the note was reduced by $172,583 to $977,417. As a result of the debt reduction, the Company recognized an extraordinary gain on the extinguishment of debt in the accompanying statement of operations. Payment of the balance, including outstanding interest is due on June 1, 2003.

                            PONY EXPRESS U.S.A., INC
                     F/K/A SILVER STATE VENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 7- NOTES PAYABLE-continued

The following are maturities of notes payable for each of the next five years:

         2003          $1,243,757
         2004             281,549
         2005           1,090,091
         2006              91,342
         2007              88,440
         Thereafter       613,638
                       ----------
                       $3,408,867
                       ==========

NOTE 8- LEASES

The company leases office space and vehicles under non-cancelable operating leases, which have initial terms in excess of one year.

At December 31, 2002, future minimum annual lease payments under these operating leases for each of the next five years are as follows:

      Years Ended                   Amount
      -----------                   ------

         2003                   $  461,169
         2004                      369,577
         2005                      154,805
         2006                       65,142
         2007 and thereafter        56,033
                                ----------

                                $1,106,726
                                ==========

Total lease expense for the year ended December 31, 2002 was $692,403, of which $412,156 was for rental of office space. Total lease expense and rental of office space for the year ended December 31, 2001 was $344,973 and $251,280, respectively.

On May 1, 2001, the Company sold vehicles with a cost of $234,000 to a leasing company for $90,000. The Company leased back the vehicles under a lease-back agreement for $90,000 at an interest rate of 18% per annum, repayable in 36 monthly installments of $3,286, including principal and interest. The realized loss on the sale of $132,300 was computed over the three-year term of the lease agreement, resulting in a recognized loss of $44,100 and $29,400, and deferred costs of $58,800 and $102,900 at December 31, 2002 and 2001, respectively.

                            PONY EXPRESS U.S.A., INC.
                     F/K/A SILVER STATE VENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001




NOTE 9- RELATED PARTY TRANSACTIONS

Beginning January 2002, the Company was provided with office space on a month-to-month rent basis from a related party totaling $101,240 for the year ended December 31, 2002.

During 2002, the Company's President and CEO provided loans of $482,545 to the Company, of which 53,620 was repaid in cash and the balance of $428,925 and $11,075 of accrued interest was converted to equity in connection with the exercise of stock options (See Note 12).

During 2002, a law firm in which certain members of the Company's management has an ownership interest was owed approximately $280,000 for services rendered.

NOTE 10- INCOME TAXES

The Company has no current or deferred income taxes due to its operating losses.

The Company has a federal net operating loss carryforward at December 31, 2002 and 2001 of $6,152,926 and $1,619,404, respectively, subject to annual limitations prescribed by the Internal Revenue Code, which is available to offset future taxable income through 2022. A valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income.

Deferred taxes consist of the following:
                                                   2002           2001
                                                   ----           ----

         Deferred tax assets:
           Net operating loss carryforward    $ 2,300,000     $   310,000
           Less:  Valuation allowance          (2,300,000)       (310,000)
                                              -----------     -----------

         Net deferred tax assets              $        --     $        --
                                              ===========     ===========

The Company's tax expense differs from the "expected" tax expense for the years ended December 31, (computed by applying the Federal Corporation tax rate of 34% to losses before taxes), as follows:
                                                      2002            2001

         Statutory rate applied to loss before
           income taxes                           $ 1,500,000     $   240,000
         State income taxes, net of federal
           income tax effect                          490,000          67,000
         Changes in valuation allowance            (1,990,000)       (307,000)
                                                  -----------     -----------
                                                  $        --     $        --
                                                  ===========     ===========

                            PONY EXPRESS U.S.A., INC.
                     F/K/A SILVER STATE VENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 11- STOCKHOLDERS' DEFICIT

The Articles of Incorporation provide for the authorization of 5,000,000 shares of convertible preferred stock at $0.001, and 100,000,000 shares of common stock at $0.001 par value.

Preferred Stock
---------------

On October 17, 2001, the Company acquired Link Worldwide Logistics, Inc. by merging it into Silver Pony Express Inc., its wholly owned subsidiary. A total of 4,409,500 shares of convertible preferred stock were issued in connection with this transaction. As of December 31, 2002, these shares remained issued to Link Worldwide Logistics, Inc., instead of its shareholders. During December 2002, all outstanding shares of the preferred stock were converted to common shares.

Common Stock
------------

During February 2001, 248,637 shares of common stock were issued to settle a loan payable of $150,000 to an unrelated party, resulting in a settlement loss of $547,500. The stock was valued at a contemporaneous cash-offering price of $1.50 per share

During March 2001, 214,384 shares of common stock were issued for $1.50 per share pursuant to a private offering, resulting in proceeds of $580,287, net of offering costs of $20,000.

During October 2001, the Company acquired Link Worldwide Logistics, Inc. ("Link") through Silver Pony Express Inc., its wholly owned subsidiary. The acquisition of Link by the Company has been treated as an acquisition of the Company by Link, and a recapitalization of Link. A total of 8,509,500 shares of common stock were issued with the transaction. As of December 31, 2002, these shares remained issued to Link , instead of its shareholders.

During February 2002, the Company's majority shareholder, Link, sold shares of its stock held in the Company and contributed the proceeds of $160,750 to the Company.

During September 2002, Link issued 15,000 shares of its common stock held in the Company to acquire equipment valued at $15,000. This transaction was treated as a capital contribution from Link.

During October 2002, members of the Company's management exercised options to purchase 12,000,000 shares of the Company's stock through forgiveness of $460,000 of debt and accrued interest and a $20,000 subscription receivable.

During December 2002, the Company converted all of its outstanding shares of Preferred Stock into 4,409,500 shares of its common stock.

                            PONY EXPRESS U.S.A., INC
                     F/K/A SILVER STATE VENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 11- STOCKHOLDERS' DEFICIT-continued

During 2002, Link transferred shares valued at $570,615 on behalf of the Company to settle claims it has assumed as part of the merger. This transaction was treated as a capital contribution by Link.

During 2002, Link transferred shares valued at $138,000 to the Company's employees. This transaction was recorded as stock compensation expense included in salaries and as a capital contribution.

As of December 31, 2002, 2,140,000 shares of common stock have been reserved for the exercise of options and conversion of debt.


NOTE 12- STOCK OPTIONS

During 2002, the Company granted to certain members of management options to purchase 12,000,000 shares of the Company's common stock with an exercise price of $.04 per share. The options were vested at the time of grant and were exercised during 2002. No options were granted during 2001.

The Company applies APB Opinion 25 in accounting for its options granted to employees. Since the exercise price of the options equaled the fair value of the stock on the date of grant, no compensation cost was recognized during 2002. Had compensation cost been determined on the basis of fair value pursuant to FASB statement No. 123, net loss and loss per share would have been increased as follows:


                                                   2002
                                                   ----
         Net loss

           As reported                        $  (4,533,522)
                                              =============

           Pro forma                          $  (5,013,522)
                                              =============

         Basic and dilutive loss per share

           As reported                        $       (0.18)
                                              =============

           Pro forma                          $       (0.20)
                                              =============

The fair value of the options granted was estimated on the grant date using the Black Scholes Model. The following assumptions were made in estimating fair value:



         Assumption                Fixed Plan
         ----------                ----------



         Dividend yield               0%

         Risk-free interest rate    3.1%

         Expected life                1 year

         Expected volatility        545%

                            PONY EXPRESS U.S.A., INC
                     F/K/A SILVER STATE VENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 12- STOCK OPTIONS-continued

Following is a summary of the status of the options during 2002:

                                                    Fixed Plan
                                                    ----------
                                                             Weighted
                                                             Average
                                             Number of      Exercise
                                              Shares          Price
                                              ------          -----

         Outstanding at 1-1-02                      --     $     --

         Granted                            12,900,000         0.05

         Exercised                         (12,000,000)       (0.04)
                                           -----------     --------


         Outstanding at 12-31-02               900,000     $   0.21
                                           ===========     ========

         Weighted average fair value
         of options granted during 2002                    $   0.04
                                                           ========


The following table summarizes information about stock options outstanding at December 31, 2002:

                            OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                            -------------------                      -------------------
                                Weighted        Weighted                            Weighted
Range of        Number          Average         Average           Number            Average
Exercise      Outstanding      Remaining        Exercise      Exercisable at        Exercise
 Price        at 12/31/02   Contracted Life      Price            12/31/02            Price
 -----        -----------   ---------------      -----            --------            -----

..04 -.50        900,000            9.7            0.21             87,500             0.45

NOTE 13- MERGER

On October 17, 2001, the Company acquired Link Worldwide Logistics, Inc. ("Link") by merging it into a newly formed subsidiary, Silver Pony Express, Inc and issuing 8,509,500 shares of common stock and 4,409,500 shares of convertible preferred stock to Link. In connection with this merger, Link also purchased 8,550,000 shares of the Company's common stock held by the founding shareholders for $85,000. For accounting purposes, the acquisition has been treated as a capital transaction and as a recapitalization of Link Worldwide Logistics, Inc. The financial statements became those of Link Worldwide Logistic, Inc., with adjustments to reflect the changes in equity structure. The operations are those of Link Worldwide Logistics, Inc. for all periods presented, and those of Silver State Vending Corporation from the recapitalization date. The accompanying consolidated balance sheets reflect at historical cost the assets of Silver State Vending Corporation and Link Worldwide Logistics, Inc. at December 31, 2001. Link Worldwide Logistics, Inc. was incorporated on September 19, 2000. The value of the net assets of the Company at the time of the acquisition is the same as their historical book value of $(83,596). For the recapitalization, the equity accounts of Link Worldwide Logistics, Inc. have been restated based on the shares issued in the exchange.

                            PONY EXPRESS U.S.A., INC.
                     F/K/A SILVER STATE VENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 14- ACQUISITION

On February 20, 2001, the Company acquired the business and certain assets of Pony Express Delivery Services, Inc., a company that was in the business of parcel and package delivery service. The acquisition took place under conditions and terms prescribed and approved by the bankruptcy court on the seller's Chapter XI reorganization. The purchase price for acquisition of certain assets of Pony Express Delivery Services, Inc. was $2,000,000 plus expenses totaling $77,020. The acquisition was accounted for under the purchase method. The results of operations of the acquired business were included in the consolidated results of the Company from the respective acquisition date. The purchase was financed with a $1,250,000 note payable with an interest rate of 10% (See Note
7).

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
                                                   ----------

                                                   $2,077,020
                                                   ==========

On May 1, 2001, the Company sold vehicles with a cost of $234,000 to a leasing company for $90,000. The Company leased back the vehicles under a lease-back agreement for $90,000 at an interest rate of 18% per annum, repayable in 36 monthly installments of $3,286, including principal and interest. The sale lease-back was accounted for as an operating lease by the Company. The realized loss on the sale of $132,300 was computed over the three-year term of the lease agreement, resulting in a recognized losses of $44,100 and $29,400 and deferred costs of $58,800 and $102,900 at December 31, 2002 and 2001, respectively.

NOTE 15- LOSS FROM DEFALCATION

On December 12, 2001, the SEC filed a civil complaint against former president and CEO of the Company for his prior role in an allegedly fraudulent stock offering for another corporation. According to the criminal indictment, the former president and CEO of the Company commingled company funds with personal funds. Management estimated that amounts owed to the Company totaled $1,098,443 at December 31, 2001. It is the opinion of management that the amount of the defalcation referred to above, plus related expenses, will not be recovered. At December 31, 2001, management expensed $1,098,443 as a loss from defalcation. On February 21, 2002, the US Attorney's office, working in conjunction with the SEC, issued a criminal indictment against the former president, charging securities fraud, and money laundering for another corporation, as well as conspiracy to commit bank fraud and perjury. In addition, the former president and CEO was charged criminally with fraudulently raising funds for the Company and its subsidiary.

                            PONY EXPRESS U.S.A., INC.
                     F/K/A SILVER STATE VENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 15- LOSS FROM DEFALCATION  -continued


During 2002, the Company settled various claims against it arising from the action of the former president and CEO. As part of the settlements, Link agreed to issue its own shares of the Company's stock. As a result of these settlements, the Company incurred settlement expense of $1,485,065, comprised of notes payable of $910,000 and an accrued liability of $575,065 which represented the value of the Company's common stock that Link was going to transfer on behalf of the Company in settlement of these claims. As of December 31, 2002, Link had transferred shares valued at $570,615 with respect to these settlements.

NOTE 16- RESTATEMENT

In connection with the merger of the Company and Link Worldwide Logistics, Inc. (See Note 13), the Company recorded certain stock acquired by Link directly from the Company's founding shareholders as treasury stock. During 2002, the Company reassessed the merger transaction and became aware that the stock purchase occurred simultaneously in connection with various independent transactions, including the Share Sale and Asset Purchase Agreement, and thus, the stock purchased from certain of the founding shareholders was actually part of the recapitalization resulting from the merger. Therefore, the Company deemed the $85,000 originally recorded as treasury stock in 2001 to be additional paid in capital in connection with the recapitalization. There was no effect to the 2001 net income as a result of the restatement. This change is summarized as follows:

                                         As Originally
                                            Reported        As Restated

       Additional paid in capital        $ 1,271,804        $ 1,186,104
       Treasury stock                    $    85,000        $         -