Form 10KSB/A
period 2002-12-31
PONY EXPRESS USA INC
filed 2003-04-02
CIK 1037759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB


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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 21, 2003, was $10,922,158.

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

ACQUISITION OF PONY EXPRESS. On October 17, 2001, the Company acquired Link Worldwide Logistics, Inc. ("Link") by merging it into a newly formed subsidiary, Silver Pony Express, Inc. and issuing 8,509,500 shares of common stock and 4,409,500 shares of convertible preferred stock to Link. In connection with this merger, Link also purchased 8,550,000 shares of the Company's common stock held by the founding shareholders for $85,000. For accounting purposes, the acquisition has been treated as a capital transaction and as a recapitalization of Link Worldwide Logistics, Inc. The assets purchased by the Company from Link consist primarily of the Florida based assets and operations of Pony Express, a long-established, well-recognized and respected transportation company. The assets include inventory, equipment, contractual rights, customer lists, vehicles, machinery, furniture, fixtures, leasehold improvements and intangible assets used in connection with Pony Express' operations as a third party logistics provider, with primary business operations in express overnight delivery under the trade name "Pony Express." Effective October 4, 2002, Silver Pony was dissolved and all assets and liabilities of that subsidiary were transferred to the Company. The assets and liabilities of Silver Pony, at the time of dissolution, were minimal.

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

To compete in the marketplace and to project a modern image for a legendary name, the Company has changed its name to Pony Express U.S.A., Inc. and adopted a new corporate logo. In addition, the company has recently hired key sales, marketing and customer care personnel.

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

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES, AND A GOING CONCERN QUALIFICATION. We have a net loss of $4,533,522 for the fiscal year ended December 31, 2002. The independent auditors' report and notes to our financial statements for the twelve months ended December 31, 2002 include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern, which may make it more difficult for us to raise additional capital.

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

ITEM 3. LEGAL PROCEEDINGS.

The Company is defending and/or settling approximately 14 lawsuits brought against Link, the prior operator of the Company's business. These lawsuits consist of claims for breach of contract, insufficient funds checks, unpaid wages and workers' compensation claims. The Company does not consider these claims to be material, either individually or in the aggregate. None of the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities is a party adverse to the Company nor do any of the foregoing individuals have a material interest adverse to the Company. See
Note 15 to the Financial Statements.

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

The Company's strategy for future growth is to first reinforce its existing infrastructure and secondly to expand beyond Florida. This involves increasing sales, as well as significant additional capital.

LIQUIDITY AND FINANCIAL RESOURCES. The Company's financial condition is burdened primarily by three large debts. The Company owes approximately $977,417 to Skynet Holdings, Inc., the owner of the business prior to its acquisition by Link. This debt is represented by a promissory note and is secured by essentially all of the assets of the Company other than its vehicles. See Note 7 to the Financial Statements. The Company has recently reached an agreement with Skynet, subject to documentation, to recalculate the total amount due, reduce the interest rate to 5%, and establish a monthly principal payment of $15,000.

The Company also owes approximately $653,960, including interest, in unpaid withholding taxes from periods prior to current management taking control of the Company. The Company is in discussions with the Internal Revenue Service seeking to obtain an affordable payment plan and has obtained a waiver of penalties.

The Company also owes $1,390,000 to 6 individuals who have lent money to the Company. These obligations have an interest rate of 9% and are payable within three years. See Note 7 to the Financial Statements.

ITEM 7. FINANCIAL STATEMENTS.

Independent Auditors' Reports......................................F-2, F-3
Balance Sheets......................................................... F-4
Statements of Operations................................................F-5
Statements of Changes in Stockholders Equity............................F-6
Statements of Cash Flows...........................................F-7, F-8
Notes to Financial Statements...........................................F-9

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Beginning January 2002, the Company was provided with office space on a month-to-month rent basis from Peter Ticktin, a Director and Chief Executive Officer of the Company, totaling $101,240 for the year ended December 31, 2002.

During 2002, Mr. Ticktin provided loans of $482,545 to the Company, of which 53,620 was repaid in cash and the balance of $428,925 and $11,075 of accrued interest was converted to equity in connection with the exercise of stock options (See Note 12 to the Financial Statements).

During 2002, a law firm in which Peter Ticktin and Harvey Scholl have an ownership interest was owed approximately $280,000 for services rendered.

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

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Office and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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


/s/ Harvey Scholl
-----------------
Harvey Scholl
Chief Executive Officer
Date: March 31, 2003

                            PONY EXPRESS U.S.A, INC.
                        f/k/a Silver State Vending Corp.
                              FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                TABLE OF CONTENTS





                                                                    Page No.


Independent Auditors' Reports                                        F-2, F-3

Balance Sheets                                                       F-4

Statements of Operations                                             F-5

Statements of Changes in Stockholders' Deficit                       F-6

Statements of Cash Flows                                             F-7 - F-8

Notes to Financial Statements                                        F-9

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



/s/ Berkovits, Lago & Company, LLP

February 27, 2003
Plantation, Florida

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

SEWELL AND COMPANY, PA



Hollywood, Florida
May 9, 2002

                            Pony Express U.S.A., Inc.
                        f/k/a Silver State Vending Corp.
                                 Balance Sheets
                           December 31, 2002 and 2001

                                     Assets
                                                                            2002             2001
                                                                         -----------     -----------
Current assets
      Cash                                                               $    55,397     $    42,550
      Accounts Receivable, net                                               336,007         475,126
      Prepaid and other assets                                                18,855              --
                                                                         -----------     -----------
            Total current assets                                             410,259         517,676
                                                                         -----------     -----------

Property and equipment, net                                                  159,820          75,595
                                                                         -----------     -----------

Other assets
      Goodwill and other intangible assets, net                            1,549,669       1,660,587
      Deferred cost                                                           58,800         102,900
                                                                         -----------     -----------
            Total other assets                                             1,608,469       1,763,487
                                                                         -----------     -----------
            Total assets                                                 $ 2,178,548     $ 2,356,758
                                                                         ===========     ===========

                      Liabilities and Stockholders' Deficit
                                                                             2002            2001
Current Liabilities
      Bank Overdraft                                                     $        --     $    70,152
      Accounts Payable                                                       929,489         661,637
      Accrued expenses                                                       799,479         186,719
      Payroll taxes payable                                                  653,960         712,340
      Current portion of notes payable                                     1,243,757          90,000
                                                                         -----------     -----------
            Total current liabilities                                      3,626,685       1,720,848
                                                                         -----------     -----------

Notes payable, net of current portion                                      2,165,110       1,060,000

Stockholders' deficit
      Convertible preferred stock, $0.001 par value, 5 million shares authorized, 0 and 4,409,500 shares issued and outstanding
        respectively                                                              --           4,410
      Common stock, $0.001 par value, 100 million shares and 20
        million shares authorized, respectively; 36,409,500 and
        20,000,000 issued and outstanding, respectively                       36,410          20,000
      Additional paid in capital                                           2,538,469       1,186,104
      Accumulated deficit                                                 (6,168,126)     (1,634,604)
                                                                         -----------     -----------
                                                                          (3,593,247)       (424,090)

      Less: subscriptions receivable                                         (20,000)             --
                                                                         -----------     -----------
            Total stockholders' deficit                                   (3,613,247)       (424,090)
                                                                         -----------     -----------

            Total liabilities and stockholders' deficit                  $ 2,178,548     $ 2,356,758
                                                                         ===========     ===========

   The accompanying notes are an integral part of these financial statements

                            Pony Express U.S.A., Inc.
                        f/k/a Silver State Vending Corp.
                            Statements of Operations
                     Years Ended December 31, 2002 and 2001

                                                          2002            2001
                                                      -----------     -----------
Revenues                                              $ 4,798,160     $ 3,822,601
                                                      -----------     -----------
Expenses
       Salaries                                         4,799,729       2,194,438
       Fleet transportation expense                       750,378         230,252
       General and administrative                         661,446         449,667
       Leases                                             412,156         251,280
       Licenses and taxes                                 144,999         230,173
       Consulting and professional fees                   522,494         178,570
       Sales expenses                                     120,285           2,200
       Depreciation and amortization                      126,802         118,538
       Bad debts                                           47,098          40,000
                                                      -----------     -----------
                                                        7,585,387       3,695,118
                                                      -----------     -----------
(Loss) income from operations                          (2,787,227)        127,483
                                                      -----------     -----------

Other expenses
       Loss on settlements                             (1,568,490)       (447,500)
       Interest expense                                  (306,288)       (171,544)
       Loss on disposal of equipment                      (44,100)        (29,400)
       Loss from defalcation                                   --      (1,098,443)
                                                      -----------     -----------
                                                       (1,918,878)     (1,746,887)
                                                      -----------     -----------

Loss before extraordinary item                         (4,706,105)     (1,619,404)


Extraordinary gain on extinguishment of debt              172,583              --
                                                      -----------     -----------
Net loss                                              $(4,533,522)    $(1,619,404)
                                                      ===========     ===========

(Loss) income per common share - basic and diluted:
  Loss before extraordinary item                      $     (0.19)    $     (0.15)
  Extraordinary gain on extinguishment of debt               0.01              --
                                                      -----------     -----------
  Net loss                                            $     (0.18)    $     (0.15)
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
                                                             ===========    ===========    ===========     ===========

[restubbed table]


                                                                             Additional
                                                               Paid in       Accumulated     Subscription
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
                                                             ===========     ===========     ===========     ===========


   The accompanying notes are an integral part of these financial statements

                            Pony Express U.S.A., Inc.
                        f/k/a Silver State Vending Corp.
                               Cash Flow Statement
                     Years Ended December 31, 2002 and 2001

                                                                  2002           2001
                                                             -----------     -----------
Cash flows from operating activities:
     Net loss                                                $(4,533,522)    $(1,619,404)
                                                             -----------     -----------

     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and amortization                           126,802         118,538
         Bad debt expense                                         47,098          40,000
         Loss on disposal of equipment                            44,100          29,400
         Loss on settlement                                    1,485,065         447,500
         Stock compensation expense                              138,000              --
         Extraordinary gain on extinguishment of debt           (172,583)             --
     Change in assets and liabilities:
         Decrease (increase) in accounts receivable               92,021        (515,126)
         (Increase) in prepaid assets                            (18,855)             --
         (Increase) in other assets                                   --        (172,900)
         Increase in accounts payable                            267,852         677,691
         (Decrease) increase in payroll taxes payable            (58,380)        712,340
         Increase in accrued expenses                            754,834         186,719
                                                             -----------     -----------
     Net cash used in operating activities                    (1,827,568)        (95,242)
                                                             -----------     -----------

Cash flows from investing activities:
     Proceeds from sale of vehicles                                   --          90,000
     Purchase of equipment                                       (85,109)       (827,020)
                                                             -----------     -----------
     Net cash used in investing activities                       (85,109)       (737,020)
                                                             -----------     -----------

Cash flows from financing activities:
     Proceeds from notes payable                               1,893,546         308,250
     Payments on notes payable                                   (58,620)             --
     Bank overdraft                                              (70,152)         70,152
     Proceeds from issuance of common and preferred stock        160,750         496,410
                                                             -----------     -----------
     Net cash provided by financing activities                 1,925,524         874,812
                                                             -----------     -----------

Net increase in cash                                              12,847          42,550

Cash- beginning of year                                           42,550              --
                                                             -----------     -----------

Cash- end of year                                            $    55,397     $    42,550
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
                                                             ===========     ===========

  Non cash investing and financing activities:
     Exercise of stock options in exchange for
     subscription receivable and forgiveness of
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
                                                             ===========     ===========

                            PONY EXPRESS U.S.A., INC.
                     F/K/A SILVER STATE VENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 1- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
                  POLICIES

Business Description
--------------------
Silver State Vending Corporation (the Corporation), was incorporated in the State of Nevada on September 30, 1996. On October 17, 2001, the Company acquired 100% of Link Worldwide Logistics, Inc., a Florida corporation, by merging it into a newly formed subsidiary Silver Pony Express, Inc. in a transaction accounted for as a recapitalization of Link Worldwide Logistics, Inc. (See Note
13). On August 8, 2002, the Corporation changed its name to Pony Express U.S.A., Inc., (the Company). The company is in the business of parcel and package delivery service. Currently its operations are limited to the State of Florida and parts of Georgia.

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

             Trade name and trademark                              15 years
             Customer list                                         12 years
             Distribution routes                                   12 years

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

Basic loss per Share
--------------------
Basic loss per share for each year is computed by dividing income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted loss per share does not include the effects of common stock equivalents as they are anti-dilutive.

Basic weighted and dilutive average number of shares outstanding are as follows:

                                                   2002                  2001
       Basic and dilutive weighted average
           number of shares outstanding         24,326,129            10,868,953

Reclassification
----------------
Certain reclassifications were made to the 2001 financial statements in order for the presentation to conform to the 2002 financial statement presentation.

Income Taxes
------------
The Company follows Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                            PONY EXPRESS U.S.A., INC.
                     F/K/A SILVER STATE VENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 2- GOING CONCERN UNCERTAINTY

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assumes the continuity of the Company as a going concern. However, during the years ending December 31, 2002 and 2001, the Company experienced, and continues to experience, certain going concern and liquidity problems. The Company has incurred net losses of $4,533,522 and $1,619,404 for the years ended December 31, 2002 and 2001, respectively. These conditions raise substantial doubt to the ability of the Company to continue as a going concern.

Management's plans with regard to these matters include raising working capital to assure the Company's viability through private equity offerings, debt financing, or through the acquisition of new business or private ventures. The eventual outcome of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                            PONY EXPRESS U.S.A., INC.
                     F/K/A SILVER STATE VENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001





NOTE 5- PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and 2001 consisted of the following:



                                             2002          2001
                                             ----          ----

         Furniture and fixtures           $  40,000     $  40,000
         Office machines and equipment       53,393        50,000
         Assets held for future use          96,716            --
                                          ---------     ---------
                                            190,109        90,000
         Less accumulated depreciation      (30,289)      (14,405)
                                          ---------     ---------

                                          $ 159,820     $  75,595
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

                            PONY EXPRESS U.S.A., INC
                     F/K/A SILVER STATE VENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE 7- NOTES PAYABLE

The Company has outstanding notes payable at December 31, 2002 and 2001 as follows:

                                                                               2002            2001
                                                                               ----            ----

         Note payable in connection with assets acquired under
         conditions and terms prescribed and approved by the bankruptcy court; bearing interest at 15% and 10% per annum during 2002 and 2001, respectively, due in June 2003 and collateralized
         by all assets of the Company other than vehicles. (See Note 14)   $   977,417     $ 1,150,000


         Note payable in connection with settlement of outstanding
         claims; bearing interest at 9% per annum; 120 payments of
         interest and principle of $12,610 per month starting
         January 1, 2003                                                       995,450              --

         Convertible note payable; matures June 1, 2005; bearing
         interest at 9% per annum; 12 payments of interest only of
         $3,750 starting January 1, 2003 followed by 18 payments of principal and interest of $10,377 and a balloon payment at maturity of $405,634. Convertible into shares
         of common stock at $1.00 per share                                    500,000              --

         Convertible note payable, matures June 1, 2005; bearing
         interest at 9% per annum; 12 payments of interest only of
         $3,750 starting January 1, 2003 followed by 18 payments of principal and interest of $10,377 and a balloon payment at maturity of $405,634. Convertible into shares
         of common stock at $1.00 per share                                    500,000              --

         Convertible note payable, matures June 1, 2005; bearing
         interest at 9% per annum; $150,000 due January 1, 2003 and also with 12 payments of interest only of $750 per month
         starting January 1, 2003 and a balloon payment at maturity of
         $52,410. $100,000 is convertible into shares of common stock
         at $1.00 per share                                                    250,000              --

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

                            PONY EXPRESS U.S.A., INC
                     F/K/A SILVER STATE VENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE 7- NOTES PAYABLE-continued

The following are maturities of notes payable for each of the next five years:

         2003          $1,243,757
         2004             281,549
         2005           1,090,091
         2006              91,342
         2007              88,440
         Thereafter       613,688
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

During 2002, the Company's President and CEO provided loans of $482,545 to the Company, of which $53,620 was repaid in cash and the balance of $428,925 and $11,075 of accrued interest was converted to equity in connection with the exercise of stock options (See Note 12).

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
                                              ===========     ===========

The Company's tax benefit differs from the "expected" tax benefit for the years ended December 31, (computed by applying the Federal Corporation tax rate of 34% to losses before taxes), as follows:
                                                      2002            2001

         Statutory rate applied to loss before
           income taxes                           $(1,500,000)    $  (240,000)
         State income taxes, net of federal
           income tax effect                         (490,000)        (67,000)
         Changes in valuation allowance             1,990,000         307,000
                                                  -----------     -----------
                                                  $        --     $        --
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

NOTE 13- MERGER

On October 17, 2001, the Company acquired Link Worldwide Logistics, Inc. ("Link") by merging it into a newly formed subsidiary, Silver Pony Express, Inc. and issuing 8,509,500 shares of common stock and 4,409,500 shares of convertible preferred stock to Link. In connection with this merger, Link also purchased 8,550,000 shares of the Company's common stock held by the founding shareholders for $85,000. For accounting purposes, the acquisition has been treated as a capital transaction and as a recapitalization of Link Worldwide Logistics, Inc. The financial statements became those of Link Worldwide Logistic, Inc., with adjustments to reflect the changes in equity structure. The operations are those of Link Worldwide Logistics, Inc. for all periods presented, and those of Silver State Vending Corporation from the recapitalization date. The accompanying consolidated balance sheets reflect at historical cost the assets of Silver State Vending Corporation and Link Worldwide Logistics, Inc. at December 31, 2001. Link Worldwide Logistics, Inc. was incorporated on September 19, 2000. The value of the net assets of the Company at the time of the acquisition is the same as their historical book value of $(83,596). For the recapitalization, the equity accounts of Link Worldwide Logistics, Inc. have been restated based on the shares issued in the exchange.

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

                                         As Originally
                                            Reported         As Restated
                                       December 31, 2001  December 31, 2001
                                       -----------------  -----------------


       Additional paid in capital        $ 1,271,104        $ 1,186,104
       Treasury stock                    $    85,000        $         -