Form 10QSB
period 2003-03-31
PONY EXPRESS USA INC
filed 2003-05-15
CIK 1037759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 ---------------

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

                                 (561) 862-4900
                                ----------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,234,500
                                          -------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                            PONY EXPRESS U.S.A., INC.
                     F/K/A SILVER STATE VENDING CORPORATION
                            BALANCE SHEET (Unaudited)
                                 MARCH 31, 2003



                                     ASSETS



Current assets
Cash                                                                  $   33,532
   Accounts receivable, net                                              551,096
   Prepaid expenses                                                       90,758
                                                                      ----------
Total current assets                                                     675,386

Property and equipment, net                                              160,684

Goodwill and other intangible assets, net                              1,521,939

Other assets
Deferred cost                                                             57,536

                                                                      ----------
                                                                      $2,415,545
                                                                      ==========

                       See notes to financial statements

                            PONY EXPRESS U.S.A., INC.
                     F/K/A SILVER STATE VENDING CORPORATION
                            BALANCE SHEET (Unaudited)
                                 MARCH 31, 2003



                      LIABILITIES AND STOCKHOLDERS' DEFICIT



Current liabilities
Accounts payable                                                   $ 1,145,940
Accrued expenses                                                       861,752
Payroll taxes payable                                                  669,282
Current portion of notes payable                                       873,279
                                                                   -----------
Total current liabilities                                            3,550,253

Long-term notes payable                                              2,966,823


Stockholders' deficit
   Convertible preferred stock, $0.001 par value, 5 million shares
   authorized, no shares issued and outstanding                             --
   Common stock, $0.001 par value, 100 million shares authorized,
   34,234,500 shares issued and outstanding                             37,235
   Additional paid in capital                                        2,936,197
   Accumulated deficit                                              (7,004,963)
                                                                   -----------
Total stockholders' deficit                                         (4,031,531)

Less: Shareholder Receivable                                           (20,000)

                                                                   -----------
                                                                     2,465,545
                                                                   ===========


                       See notes to financial statements.

                            PONY EXPRESS U.S.A., INC.
                     F/K/A SILVER STATE VENDING CORPORATION
                      STATEMENTS OF OPERATIONS (Unaudited)


                                                   THREE MONTHS ENDED MARCH 31
                                                     2003               2002
                                                 -----------        -----------

Revenues                                         $ 1,553,234        $ 1,250,559
                                                 -----------        -----------

Expenses
Salaries                                           1,550,534          1,121,091
Fleet transportation expense                         239,644                 --
General and administrative                            96,635            199,184
Leases                                               150,836            156,052
License and taxes                                     60,959             43,572
Consulting and professional fees                      48,399             82,522
Sales expenses                                        77,514            116,044
Depreciation & amortization                           31,828             31,658
                                                 -----------        -----------
                                                   2,256,349          1,750,123
                                                 -----------        -----------
Income (loss) from operations                       (703,115)          (499,564)

Other income/(expenses)
   Interest expense                                  (73,024)           (29,578)
Loss on disposal of equipment                        (11,025)           (11,025)
Loss on settlement                                   (49,673)                --
                                                 -----------        -----------
                                                    (133,722)           (40,603)
                                                 -----------        -----------

Net loss                                         $  (836,837)       $  (540,167)
                                                 ===========        ===========


Loss per common share                            $    (0.022)       $    (0.027)
                                                 ===========        ===========


                       See notes to financial statements.

                       PONY EXPRESS U.S.A., INC
                F/K/A SILVER STATE VENDING CORPORATION
      STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (Unaudited)
                  THREE MONTHS ENDED MARCH 31, 2003

                                                                                                                  Additional
                                                                   COMMON STOCK           PREFERRED STOCK           PAID IN
                                                               SHARES       AMOUNT       SHARES       AMOUNT        CAPITAL
                                                            -----------   -----------   ---------   -----------   -----------
Balance December 31, 2002                                    36,409,500        36,410   $      --            --     2,538,469

Issuance of common stock for cash                               800,000           800          --            --       199,200

Shares issued by majority shareholder to settle claims on
     behalf of the Company                                           --            --          --            --       172,303

Issuance of common stock in connection with
     note payable                                                25,000            25          --            --         6,225

Shares issued by majority shareholder to employees                   --            --          --            --        20,000

Net loss                                                             --            --          --            --            --
                                                            -----------   -----------   ---------   -----------   -----------

Balance March 31, 2003                                       37,234,500   $    37,235   $      --            --   $ 2,936,197
                                                            ===========   ===========   =========   ===========   ===========
[RESTUBBED]

                                                             ACCUMULATED   SUBSCRIPTIONS
                                                               DEFICIT      RECEIVABLE        TOTAL
                                                             -----------    -----------    -----------
Balance December 31, 2002                                     (6,168,126)       (20,000)   $(3,613,247)

Issuance of common stock for cash                                     --             --    $   200,000

Shares issued by majority shareholder to settle claims on
     behalf of the Company                                            --             --    $   172,303

Issuance of common stock in connection with
     note payable                                                     --             --    $     6,250

Shares issued by majority shareholder to employees                    --             --    $    20,000

Net loss                                                        (836,837)            --    $  (836,837)
                                                             -----------    -----------    -----------

Balance March 31, 2003                                       $(7,004,963)   $   (20,000)   $(4,051,531)
                                                             ===========    ===========    ===========

                       See notes to financial statements.

                         PONY EXPRESS U.S.A., INC AND SUBSIDIARY
                         F/K/A SILVER STATE VENDING CORPORATION
                          STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                            2003        2002
                                                         ---------    ---------

Cash flows from operating activities:
  Net loss                                               $(836,837)   $(540,167)
                                                         ---------    ---------

  Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization                         31,828       31,658
      Loss on disposal of equipment                         11,025       11,025
      Loss on settlement                                    49,673           --
      Interest expense arising from issuance of stock        6,225
      Stock compensation expense                            20,000           --
      (Increase) decrease in accounts receivable          (215,089)     (75,060)
      (Increase) decrease in prepaid expenses              (71,903)          --
      (Increase) decrease in other assets                   (9,761)     (56,943)
      Increase (decrease) in accounts payable              216,451      (30,432)
      Increase (decrease) in payroll taxes payable          15,322      115,339
      Increase (decrease) in accrued expenses              184,928      223,678
                                                         ---------    ---------

  Net cash used in operating activities                   (598,138)    (320,902)
                                                         ---------    ---------

Cash flows from investing activities:
  Cash payments for the purchase of property                (4,962)          --
                                                         ---------    ---------
  Net cash used in investing activities                     (4,962)          --
                                                         ---------    ---------

Cash flows from financing activities:
  Proceeds from notes payable                              545,000       27,701
  Payments on notes payable                               (163,765)          --
  Proceeds from sale of common stock                       200,000           --
  Bank overdraft                                                --      116,790
  Capital contributed by shareholder                            --      140,200
                                                         ---------    ---------
  Net cash provided by financing activities                581,235      284,691
                                                         ---------    ---------

Net decrease in cash and cash equivalents                  (21,865)     (36,211)

Cash and cash equivalents, beginning of period              55,397       42,550
                                                         ---------    ---------

Cash and cash equivalents, end of period                 $  33,532    $   6,339
                                                         =========    =========


Supplemental disclosures of cash flow information:

Cash paid during the period for:

    Interest expense                                     $ 151,619    $      --
                                                         ---------    ---------

                       See notes to financial statements.

                            PONY EXPRESS U.S.A., INC
                     F/K/A SILVER STATE VENDING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2003


NOTE 1   UNAUDITED FINANCIAL STATEMENTS

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2002.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2002, which are included in Form 10- KSB.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of operating results to be expected for a full year.

NOTE 2   STOCKHOLDERS' DEFICIT

During January 2003, the Company sold 800,000 shares of common stock for net proceeds of $200,000.

During January 2002, the Company's majority shareholder transferred shares valued at $20,000 to an employee of the Company. This transaction was recorded as stock compensation expense included in salaries and as a capital contribution.

During 2002, the Company's majority shareholder transferred shares valued at $172,303 on behalf of the Company to settle claims it has assumed as part of the merger. This transaction was treated as a capital contribution.

During March 2003, the Company issued 25,000 shares valued at $6,225. This transaction was recorded as interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operation. Revenues were $1,553,234 for the first quarter ended March 31, 2003 and $1,250,559 for the first quarter ended March 31, 2002. The Company expects revenues to continue to grow through the near future.

Selling, general, and administrative expenses were $$2,256,349 and $1,750,123 for the first quarter ended March 31, 2003 and 2002 respectively. The increase in expenses reflects the increased cost of prospecting for and signing on new customers. The Company expects increased expenses through 2003 because of the continued expansion of the Company.

The Company had other expenses of $133,722 in the first quarter ended March 31, 2003 compared to $40,603 in the first quarter ended March 31, 2002. These expenses reflect mainly settlement expense, interest expenses and losses on disposal of equipment. For future quarters, the Company believes that these expenses' impact will be limited and, as the Company continues to grow, its materiality will decline.

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

The Company also owes approximately $669,282, including interest, in unpaid withholding taxes from periods prior to current management taking control of the Company. The Company is in discussions with the Internal Revenue Service seeking to obtain an affordable payment plan and has obtained a waiver of penalties.

The Company also owes $2,722,768 to 13 individuals who have lent money to the Company. These obligations have an interest rate of 9% and are payable within three years.

Critical Accounting Policies. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

        Accounts Receivable and Revenue Recognition. In the first quarter of 2003, we had sales of $1,553,234. At March 31, 2003 we had $551,096 of accounts receivable, net of an allowance of $43,661 for uncollectible accounts. In accordance with our revenue recognition policy, revenue from sales is recognized when the service is delivered.

        Intangible Assets. On October 17, 2001, the Company, through a wholly owned subsidiary, purchased the assets and business of Link Worldwide Logistics, Inc., a Florida Corporation ("Link"). The assets purchased by the company from Link Consisted primarily of the Florida based asset and operations of Pony Express, a long established, well- recognized transportation company. The assets purchased included certain intangible assets, namely Trade Name and Trademarks, Customer Lists, and Routes. The expected life of these intangible assets is a range of 12 to 15 years and therefore is being amortized over that period. The company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None.

ITEM 2. CHANGES IN SECURITIES.

         On March 1, 2003, the Board of Directors of the Company designated 2,000,000 shares of its authorized, but unissued, preferred stock as 9% Convertible Preferred Stock. As preferred stock, the 9% Convertible Preferred Stock has certain rights and preferences which are superior to those of the Company's common stock. The rights and preferences of the 9% Convertible Preferred Stock are described in Exhibit 4.0 to this Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

               Exhibit No.                Description
               -----------                -----------

                  4.0 Preferred Stock Designation as adopted by the Board of Directors of the Company on March 1, 2003 (filed herewith).

                  99.1 Sarbanes-Oxley 906 CEO certification (filed herewith).

                  99.2 Sarbanes-Oxley 906 CFO certification (filed herewith).

         (b) Reports on Form 8-K.

                  The Company filed a report on Form 8-K on February 3, 2003, announcing a change in the Company's accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Pony Express U.S.A., Inc.
                                               (Registrant)



Date:   May 15, 2003                      By: /s/ Peter Ticktin
    -------------------                       ------------------
                                                (Signature)

                                 CERTIFICATIONS
                                 --------------


I, Peter Ticktin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pony Express U.S.A., Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date:

May 15, 2003


/s/ Peter Ticktin
-----------------------------
Peter Ticktin, Chief Executive
Officer

I, Harvey Scholl, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pony Express U.S.A., Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date:


May 15, 2003


/s/ Harvey Scholl
---------------------------------------
Harvey Scholl, Chief Financial Officer