Form 10QSB/A
period 2003-03-31
PONY EXPRESS USA INC
filed 2003-06-25
CIK 1037759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A

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

                                                                      ----------
                                                                      $2,415,545
                                                                      ==========

                       See notes to financial statements

                            PONY EXPRESS U.S.A., INC.
                     F/K/A SILVER STATE VENDING CORPORATION
                            BALANCE SHEET (Unaudited)
                                 MARCH 31, 2003



                      LIABILITIES AND STOCKHOLDERS' DEFICIT



Current liabilities
Accounts payable                                                   $ 1,145,940
Accrued expenses                                                       861,752
Payroll taxes payable                                                  669,282
Current portion of notes payable                                       873,279
                                                                   -----------
Total current liabilities                                            3,550,253

Long-term notes payable                                              2,916,823


Stockholders' deficit
   Convertible preferred stock, $0.001 par value, 5 million shares
   authorized, no shares issued and outstanding                             --
   Common stock, $0.001 par value, 100 million shares authorized,
   34,234,500 shares issued and outstanding                             37,235
   Additional paid in capital                                        2,936,197
   Accumulated deficit                                              (7,004,963)
                                                                   -----------
Total stockholders' deficit                                         (4,031,531)

Less: Shareholder Receivable                                           (20,000)

                                                                   -----------
                                                                     2,415,545
                                                                   ===========


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



Date:   June 24, 2003                      By: /s/ Peter Ticktin
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

Date: June 24, 2003


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

Date:  June 24, 2003


/s/ Harvey Scholl
---------------------------------------
Harvey Scholl, Chief Financial Officer