Form 10QSB
period 2003-06-30
PONY EXPRESS USA INC
filed 2003-08-14
CIK 1037759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2003
                                            ---------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from _____________ to ___________


           Commission file number 000-25559
                                  ---------

                            Pony Express U.S.A., Inc.
                            -------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,209,500
                                          -------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                            PONY EXPRESS U.S.A., INC.
                        F/K/A SILVER STATE VENDING CORP.
                                 BALANCE SHEETS


                                                                     JUNE 30,
                                                                       2003
                                                                   -------------
                                                                    (UNAUDITED)
                                     ASSETS

Current assets
      Cash                                                          $    10,200
      Accounts Receivable, net                                          620,095
      Prepaid Expenses                                                   61,479
                                                                    -----------
Total current assets                                                    691,774

Property and equipment, net                                             160,029

Goodwill and other intangible assets, net                             1,494,210

Other assets
      Deferred cost                                                      41,133
                                                                    -----------
                                                                    $ 2,387,146
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Bank Overdraft                                                $   119,734
      Accounts Payable                                                1,001,943
      Accrued expenses                                                  884,142
      Payroll taxes payable                                             863,451
      Loan payable - related party                                      115,777
      Current portion of notes payable                                2,009,193
                                                                    -----------
                                                                      4,994,240

Long term notes payable                                               2,112,875

Stockholders' deficit
      Convertible preferred stock, $0.001 par value,
        5 million shares authorized, 10,380 and 4,409,500 shares
        issued and outstanding respectively                                  10
      Common stock, $0.001 par value, 100 million shares and 20
        million shares authorized respectively and 37,209,500 and
        20,000,000 issued respectively                                   37,210
      Additional paid in capital                                      2,789,659
      Accumulated deficit                                            (7,526,848)
                                                                    -----------
                                                                     (4,699,969)
      Less: Subscriptions receivable                                    (20,000)
                                                                    -----------
                                                                     (4,719,969)
                                                                    -----------

                                                                    $ 2,387,146
                                                                    ===========

                            PONY EXPRESS U.S.A., INC.
                        F/K/A SILVER STATE VENDING CORP.
                                INCOME STATEMENT

                                        THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                            2003           2002           2003           2002
                                        -----------    -----------    -----------    -----------
                                        (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)

Revenues                                $ 2,160,763    $ 1,211,454    $ 3,713,997    $ 2,462,013
                                        -----------    -----------    -----------    -----------

Expenses
     Salaries                             1,783,415      1,175,748      3,358,950      2,296,838
     Fleet transportation expense           338,389             --        578,033             --
     General and administrative             232,817         87,490        329,452        286,675
     Leases                                 106,715        141,772        257,551        297,824
     Licenses and taxes                      70,400         27,196        131,359         70,768
     Consulting and professional fees        67,088         42,818        115,487        125,339
     Sales expenses                         117,883        126,897        195,397        242,942
     Depreciation & amortization             31,827         31,658         63,655         63,316
                                        -----------    -----------    -----------    -----------
                                          2,748,534      1,633,579      5,029,884      3,383,702
                                        -----------    -----------    -----------    -----------
Income (Loss) from Operations              (587,771)      (422,125)    (1,315,887)      (921,689)
                                        -----------    -----------    -----------    -----------

Other income/(expenses)
     Gain/(Loss) on settlement               (4,250)            --        113,930             --
     Interest expense                       (67,942)       (37,246)      (134,716)       (66,824)
     Loss on disposal of equipment          (11,025)       (11,025)       (22,050)       (22,050)
                                        -----------    -----------    -----------    -----------
                                            (83,217)       (48,271)       (42,836)       (88,874)
                                        -----------    -----------    -----------    -----------

Net loss                                $  (670,988)   $  (470,396)   $(1,358,723)   $(1,010,563)
                                        ===========    ===========    ===========    ===========

Loss per common share - undiluted       $    (0.018)   $    (0.024)   $    (0.037)   $    (0.051)
                                        ===========    ===========    ===========    ===========

                            PONY EXPRESS U.S.A., INC.
                        F/K/A SILVER STATE VENDING CORP.
                               CASH FLOW STATEMENT

                                                   SIX MONTHS ENDED JUNE 30,
                                                      2003           2002
                                                  -----------    -----------
                                                  (UNAUDITED)    (UNAUDITED)

Cash flows from operating activities
      Net loss                                    $(1,358,723)   $(1,010,563)
                                                  -----------    -----------

      Adjustments to reconcile net loss to net
        cash provided by operating activities:
          Depreciation and amortization                63,655         63,316
          Beneficial convertion feature                    --          1,000
          Loss on disposal of equipment                22,050         22,050
          (Increase) decrease in:
               Accounts receivable                   (284,088)        79,317
               Prepaid assets                         (42,624)       (61,116)
               Other assets                            (4,383)        14,556
               Property and equipment                  (8,405)            --
          Increase (decrease) in:
               Accounts payable                        72,454        (23,445)
               Payroll taxes payable                  209,491        105,243
               Accrued expenses                        84,664        257,794
                                                  -----------    -----------
               Total adjustments                      112,814        458,715
                                                  -----------    -----------
      Net cash used in operating activities        (1,245,909)      (551,848)
                                                  -----------    -----------

Cash flow from financing activities
      Proceeds from loans                             828,978        292,481
      Bank overdraft increase                         119,734         76,803
      Sale of common stock                            200,000             --
      Sale of preferred stock                          52,000             --
      Capital contributed by shareholders                  --        140,200
                                                  -----------    -----------
      Net cash provided by financing activities     1,200,712        509,484
                                                  -----------    -----------

Net (decrease) in cash and cash equivalents           (45,197)       (42,364)

Cash and cash equivalents, beginning of period         55,397         42,550
                                                  -----------    -----------

Cash and cash equivalents, end of period          $    10,200    $       186
                                                  ===========    ===========

Cash Paid During Period for:
----------------------------

      Interest Expense                            $    58,706    $    30,000
                                                  ===========    ===========

                             PONY EXPRESS USA, INC.
                        F/K/A SILVER STATE VENDING CORP.
                        CHANGES IN STOCKHOLDERS' DEFICIT
                         SIX MONTHS ENDED JUNE 30, 2003

                                                                                                                       ADDITIONAL
                                                                     COMMON STOCK              PREFERRED STOCK           PAID IN
                                                                 SHARES       AMOUNT        SHARES          AMOUNT       CAPITAL
                                                              --------------------------------------------------------------------
Balance December 31, 2001                                     20,000,000   $    20,000     4,409,500       $ $4,410    $ 1,186,104

Issuance of shares held by Majority shareholder
      in exchange for equipment on September 4, 2002                  --            --            --             --         15,000

Exercise of stock options at $.04 per
     share on October 2, 2002                                 12,000,000        12,000            --             --        468,000

Conversion of Preferred to Common
     on December 15, 2002                                      4,409,500         4,410    (4,409,500)        (4,410)            --

Additional capital paid in from stockholders on Feb 1 2002            --            --            --             --        160,750

Shares issued by majority shareholder to settle claims on
     behalf of the Company                                            --            --            --             --        570,615

Shares issued by majority shareholder to employees                    --            --            --             --        138,000

Net loss for the year ended
     December 31, 2002                                                --            --            --             --             --
                                                              --------------------------------------------------------------------

Balance December 31, 2002                                     36,409,500        36,410            --             --      2,538,469

Purchase of stock by a related trust                             800,000           800            --             --        199,200

Sale of Preferred Convertible Stock                                   --            --        10,380             10         51,990

Net loss for the six months ended
   June 30, 2003                                                      --            --            --             --             --
                                                              --------------------------------------------------------------------

Balance June 30, 2003 (unaudited)                             37,209,500   $    37,210        10,380    $        10    $ 2,789,659
                                                              ====================================================================

[RESTUB]


                                                               SUBSCRIPTIONS  ACCUMULATED
                                                                RECEIVABLE     DEFICIT         TOTAL
                                                              ------------------------------------------
Balance December 31, 2001                                     $        --    $(1,634,604)   $  (424,090)

Issuance of shares held by Majority shareholder
      in exchange for equipment on September 4, 2002                    --             --    $    15,000

Exercise of stock options at $.04 per
     share on October 2, 2002                                     (20,000)            --    $   460,000

Conversion of Preferred to Common
     on December 15, 2002                                               --             --    $        --

Additional capital paid in from stockholders on Feb 1 2002              --             --    $   160,750

Shares issued by majority shareholder to settle claims on
     behalf of the Company                                              --             --    $   570,615

Shares issued by majority shareholder to employees                      --             --    $   138,000

Net loss for the year ended
     December 31, 2002                                                  --     (4,533,522)   $(4,533,522)
                                                              ------------------------------------------

Balance December 31, 2002                                         (20,000)    (6,168,126)    (3,613,247)

Purchase of stock by a related trust                                    --             --        200,000

Sale of Preferred Convertible Stock                                     --             --         52,000

Net loss for the six months ended
   June 30, 2003                                                        --     (1,358,722)    (1,358,722)
                                                              ------------------------------------------

Balance June 30, 2003 (unaudited)                             $   (20,000)   $(7,526,848)   $(4,719,969)
                                                              =========================================


                    PONY EXPRESS U.S.A., INC. AND SUBSIDIARY
                     F/K/A SILVER STATE VENDING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2003

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

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of operating results to be expected for a full year.

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

From May through June 2003, the Company issued 10,380 shares of preferred stock for $52,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION. Revenues were $3,713,997 for the six months ended June 30, 2003 and $2,462,013 for the six months ended June 30, 2002. The Company expects revenues to continue to grow through the near future.

Selling, general, and administrative expenses were $5,029,884 and $3,383,702 for the six months ended June 30, 2003 and 2002 respectively. The increase in expenses reflects the increased cost of prospecting for and signing on new customers. The Company expects increased expenses through 2003 because of the continued expansion of the Company.

The Company had other expenses of $42,836 in the six months ended June 30, 2003 compared to $88,874 in the six months ended June 30, 2002. These expenses reflect the net amount of settlement income, interest expenses and losses on disposal of equipment. For future quarters, the Company believes that these expenses' impact will be limited and, as the Company continues to grow, its materiality will decline.

The Company's strategy for future growth is to first reinforce its existing infrastructure and secondly to expand beyond Florida. This involves increasing not only funding, but sales as well.

FINANCIAL CONDITION. The Company's financial condition is burdened primarily by three large debts. The Company owes $977,417 to Skynet Holdings, Inc., the owner of the business prior to its acquisition by Link. This debt is represented by a promissory note and is secured by essentially all of the assets of the Company other than its vehicles. The Company has recently reached an agreement with Skynet, subject to documentation, to recalculate the total amount due, reduce the interest rate to 5%, and establish a monthly principal payment of $15,000.

The Company also owes $669,282, including interest, in unpaid withholding taxes from periods prior to current management taking control of the Company. The Company is in discussions with the Internal Revenue Service seeking to obtain an affordable payment plan and has obtained a waiver of penalties.

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

            ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION. In the first quarter of 2003, we had sales of $2,160,763. At June 30, 2003 we had $620,095 of accounts receivable, net of an allowance for uncollectible accounts. In accordance with our revenue recognition policy, revenue from sales is recognized when the service is delivered.

            INTANGIBLE ASSETS. On October 17, 2001, the Company, through a wholly owned subsidiary, purchased the assets and business of Link Worldwide Logistics, Inc., a Florida Corporation ("Link"). The assets purchased by the company from Link Consisted primarily of the Florida based asset and operations of Pony Express, a long established, well-recognized transportation company. The assets purchased included certain intangible assets, namely Trade Name and Trademarks, Customer Lists, and Routes. The expected life of these intangible assets is a range of 12 to 15 years and therefore is being amortized over that period. The company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

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

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         Exhibit No.  Description

             31       Sarbanes-Oxley Section 302 CEO and CFO certifications

             32       Sarbanes-Oxley Section 906 CEO and CFO certifications

         (b)   Reports on Form 8-K.

         The Company filed no reports on Form 8-K during this reporting period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Pony Express U.S.A., Inc.
                                                    (Registrant)



Date:   August  , 2003                      By:  /s/ Peter Ticktin
        --------------                      ----------------------
                                                (Signature)