Form 10QSB
period 2003-09-30
PONY EXPRESS USA INC
filed 2003-11-14
CIK 1037759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003
                                            ---------------

[ }      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                                (561) 862-4900
                                --------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,033,448
                                           ----------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            PONY EXPRESS U.S.A., INC.
                        f/k/a Silver State Vending Corp.
                            Balance Sheet (Unaudited)
                               September 30, 2003

                                     ASSETS

Current assets
       Cash                                                                  $    51,609
       Accounts Receivable, net                                                  749,381
       Prepaid Expenses                                                           35,477
                                                                             -----------
Total current assets                                                             836,467

Property and equipment, net                                                      146,270

Goodwill and other intangible assets, net                                      1,466,480

Other assets

       Deferred cost                                                              29,077
                                                                             -----------
                                                                             $ 2,478,294
                                                                             ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Bank Overdraft                                                        $    40,455
       Accounts Payable                                                        1,153,995
       Accrued expenses                                                          859,038
       Payroll taxes payable                                                     962,622
       Loan payable - related party                                              150,137
       Current portion of notes payable                                        1,739,499
                                                                             -----------
                                                                               4,905,746

Long term notes payable                                                        2,792,588

Stockholders' deficit
       Convertible preferred stock, $0.001 par value,
         5 million shares authorized, 10,380 issued and
         outstanding                                                                  10
       Common stock, $0.001 par value, 100 million shares
         authorized and 37,379,194 issued and
         33,033,448 outstanding                                                   33,033
       Additional paid in capital                                              2,816,559
       Treasury stock, at cost                                                    43,457
       Accumulated deficit                                                    (8,093,099)
                                                                             -----------
                                                                              (5,200,040)

       Less:  Subscriptions receivable                                           (20,000)
                                                                             -----------
                                                                              (5,220,040)
                                                                             -----------
                                                                             $ 2,478,294
                                                                             ===========



                       See notes to financial statements.

                            PONY EXPRESS U.S.A., INC.
                        f/k/a Silver State Vending Corp.
                      Statements of Operations (Unaudited)

                                             THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                 2003                2002                 2003              2002
                                             -----------         -----------           ---------         -----------
Revenues                                     $ 2,440,713          $1,188,676          $6,154,710          $3,650,689
                                             -----------         -----------           ---------         -----------
Expenses
     Salaries                                  1,899,480           1,159,285           5,258,430           3,456,123
     Fleet transportation expense                276,159                  --             854,192                  --
     General and administrative                  228,099             153,157             557,551             439,832
     Leases                                      154,817             115,001             412,368             412,825
     Licenses and taxes                            3,000              27,504             134,359              98,272
     Consulting and professional fees             97,627              72,398             213,114             197,737
     Sales expenses                              110,370             158,775             305,767             401,717
     Depreciation & amortization                  46,546              31,658             110,201              94,975
     Finders Fee                                      --              15,000                  --              15,000
                                             -----------         -----------         -----------         -----------
                                               2,816,098           1,732,778           7,845,982           5,116,481
                                             -----------         -----------         -----------         -----------
Income (Loss) from Operations                   (375,385)           (544,102)         (1,691,272)         (1,465,792)

Other income/(expenses)
     Gain/(Loss) on settlement                        --                  --             113,930                  --
     Interest expense                           (179,841)            (46,880)           (314,557)           (113,704)
     Loss on disposal of equipment               (11,025)            (11,025)            (33,075)            (33,075)
                                             -----------         -----------         -----------         -----------
                                                (190,866)            (57,905)           (233,702)           (146,779)
                                             -----------         -----------         -----------         -----------
Net loss                                     $  (566,251)        $  (602,007)        $(1,924,974)        $(1,612,571)
                                             ===========         ===========         ===========         ===========
Loss per common share - undiluted            $    (0.015)        $    (0.030)        $    (0.051)        $    (0.081)


                       See notes to financial statements.

                           PONY EXPRESS USA, INC.
                      f/k/a Silver State Vending Corp.
                      Changes in Stockholders' Deficit
                    Nine Months Ended September 30, 2003

                                                       COMMON STOCK                       PREFERRED STOCK             TREASURY
                                                  SHARES           AMOUNT             SHARES         AMOUNT            STOCK
                                                ------------------------------------------------------------------------------

Balance December 31, 2002                       36,409,500      $    36,410               --         $    --          $    --

Purchase of stock by a related trust               800,000              800               --              --               --

Sale of Preferred convertible stock                     --               --           10,380              10               --

Issuance of stock relating to note payable         169,694              169               --              --               --

Transfer to treasury                            (4,345,748)          (4,346)              --              --           43,457

Net loss for the nine months ended
   September 30, 2003                                   --               --               --              --               --
                                                -----------------------------------------------------------------------------
Balance September 30, 2003 (unaudited)          33,033,446      $    33,033           10,380         $    10          $43,457
                                                =============================================================================

[restubbed]
                                                ADDITIONAL
                                                  PAID IN      SUBSCRIPTIONS      ACCUMULATED
                                                  CAPITAL        RECEIVABLE         DEFICIT          TOTAL
                                                -------------------------------------------------------------
Balance December 31, 2002                       $ 2,538,469     $   (20,000)     $(6,168,125)     $(3,613,246)

Purchase of stock by a related trust                199,200              --               --          200,000

Sale of Preferred convertible stock                  51,990              --               --           52,000

Issuance of stock relating to note payable           66,011              --               --           66,180

Transfer to treasury                                (39,111)             --               --               --

Net loss for the nine months ended
   September 30, 2003                                    --              --       (1,924,974)      (1,924,974)
                                                -------------------------------------------------------------
Balance September 30, 2003 (unaudited)          $ 2,816,559     $   (20,000)     $(8,093,099)     $(5,220,040)
                                                =============================================================


                       See notes to financial statements.

               PONY EXPRESS U.S.A., INC.
                      f/k/a Silver State Vending Corp.
          Statement of Cash Flows (Unaudited)
            Nine Months Ended September 30,

                                                       2003             2002
                                                   -----------      -----------
Cash flows from operating activities
   Net loss                                        $(1,924,974)     $(1,612,571)
                                                   -----------      -----------
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
        Depreciation and amortization                  110,201           94,975
        Beneficial convertion feature                    1,000               --
        (Increase) decrease in:
            Accounts receivable                       (413,374)          76,127
            Prepaid assets                             (16,622)         (35,261)
            Deferred costs                              29,723           33,075
            Intangible assets
            Property and equipment                     (13,462)              --
            Other assets                               (10,906)              --
        Increase (decrease) in:
            Accounts payable                           224,506            3,169
            Payroll taxes payable                      308,662           81,306
            Accrued expenses                            59,559          488,051
                                                   -----------      -----------
            Total adjustments                          289,193          731,536
                                                   -----------      -----------
   Net cash used in operating activities            (1,635,781)        (881,036)
                                                   -----------      -----------
Cash flow from financing activities
   Proceeds from loans                               1,273,357          716,596
   Bank overdraft increase                              40,455               --
   Sale of preferred stock                              52,000               --
   Sale of common stock                                200,000               --
   Issuance of common stock for note payable            66,181               --
   Capital contributed by shareholders                 140,200               --
                                                   -----------      -----------
   Net cash provided by financing activities         1,631,993          856,796
                                                   -----------      -----------
Net (decrease) in cash and cash equivalents             (3,788)         (24,240)
Cash and cash equivalents, beginning of period          55,397           42,550
                                                   -----------      -----------
Cash and cash equivalents, end of period           $    51,609      $    18,309
                                                   ===========      ===========
Cash Paid During Period for:
----------------------------
   Interest Expense                                $   114,017      $    60,688
                                                   -----------      -----------


                       See notes to financial statements.

                    PONY EXPRESS U.S.A., INC. AND SUBSIDIARY
                     F/K/A SILVER STATE VENDING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003

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

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2002, which are included in Form 10-KSB.

In the opinion of management, the unaudited consolidated financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the six-month period ended September 30, 2003 are not necessarily indicative of operating results to be expected for a full year.

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

During September 2003, the Company issued 169,694 shares valued at $66,181. This transaction was recorded as interest expense.

During September 2003, the Company was transferred 4,345,746 shares to be held in the Company's treasury for the purpose of settling claims against Link for which the Company may be held liable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

During the third quarter, the Company continued its efforts to grow its customer base. In September, 2003, the Company established a new division, "Cool Pony Refrigerated Services," to increase profitability and volume with current customers as well as enable the Company to expand into a new customer base. Since the beginning of the year, the Company has experienced significant growth with customers that process seafood, and distribute and grow cut flowers and plants. In Florida, the extreme heat makes it much more difficult for suppliers of perishable items to cost-effectively transport their products to retail locations. After numerous requests and increased volume commitments from customers, the Company originated this new profit center. Cool Pony Refrigerated Services is currently being rolled out in major metropolitan areas throughout Florida, with the goal of eventually supporting every zip code within the State.

Also in September, the Company signed a Transportation and Trademark Licensing Agreement with True-Way Logistics Corporation to provide Long Haul - Full Trailer Load Services. True-Way Logistics Corporation is a Full Trailer Load Carrier engaged in ground transportation throughout the United States. The Trademark Agreement calls for True-Way to license the "Pony Express Freight" trademark. The Pony Express Freight logo will be prominently displayed on the entire True-Way fleet. The Company will provide sales, administrative and customer care services to True-Way's present customers, and will enable the Company to provide Long Haul - Full Trailer Load Services to its customers. True-Way's Full Trailer Load Services compliment the Company's present transportation services and is another important piece in achieving the Company's goal of providing customers with a comprehensive transportation solution. The Company expects to benefit from new sales revenue generated by True-Way customers, existing Pony Express customers that require Full Trailer Load services, licensing revenue and the additional brand exposure from the use of the Company's trademark on trucks traveling across America.

In October, 2003, the Company purchased the customer base, transportation contracts, web address, and name of Florida Overnight Inc. Florida Overnight was engaged in overnight ground transportation within Florida, providing service to over 1,100 customers. Because of the breadth of services provided by the Company, it is expected that the Company will be able to increase the revenue from the Florida Overnight customers.

RESULTS OF OPERATION. Revenues were $6,154,710 for the nine months ended September 30, 2003 and $3,650,689 for the nine months ended September 30, 2002. The Company expects revenues to continue to grow through the near future.

Selling, general, and administrative expenses were $7,845,982 and $5,116,481 for the nine months ended September 30, 2003 and 2002 respectively. The increase in expenses reflects the increased cost of prospecting and supporting new customers. The Company expects increased expenses through 2003 because of the continued expansion of the Company.

The Company had other expenses of $233,702 in the nine months ended September 30, 2003 compared to $146,779 in the nine months ended September 30, 2002. These expenses reflect mainly settlement expense, interest expenses and losses on disposal of equipment. For future quarters, the Company believes that these expenses' impact will be limited and, as the Company continues to grow, its materiality will decline.

The Company's strategy for future growth is to reinforce its existing infrastructure, increase its service offering, focus on specific vertical markets with high volume and adequate revenue per stop, and to expand beyond Florida. Additional funding will be necessary to support the increased sales volume.

FINANCIAL CONDITION. The Company's financial condition is burdened primarily by three large debts. The Company owes $920,271 to Skynet Holdings, Inc. the owner of the business prior to its acquisition by Link. This debt is represented by a promissory note and is secured by essentially all of the assets of the Company other than its vehicles. The Company has recently reached an agreement with Skynet, to recalculate the total amount due, reduce the interest rate to 5%, and establish a monthly principal payment of $15,000.

The Company also owes $645,268.63, including interest, in unpaid withholding taxes from periods prior to current management taking control of the Company. The Company is in discussions with the Internal Revenue Service seeking to obtain an affordable payment plan and has obtained a waiver of penalties.

The Company also owes $3,578,515 to 21 individuals who have lent money to the Company. These obligations have an interest rate of 9% and are payable within three years.

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

ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION. In the third quarter of 2003, we had sales of $2,440,713. At September 30, 2003 we had $749,381 of accounts receivable, net of an allowance for uncollectible accounts. In accordance with our revenue recognition policy, revenue from sales is recognized when the service is delivered.

INTANGIBLE ASSETS. On October 17, 2001, the Company, through a wholly owned subsidiary, purchased the assets and business of Link Worldwide Logistics, Inc., a Florida Corporation ("Link"). The assets purchased by the company from Link Consisted primarily of the Florida based assets and operations of Pony Express, a long established, well-recognized transportation company. The assets purchased included certain intangible assets, namely Trade Name and Trademarks, Customer Lists, and Routes. The expected life of these intangible assets is a range of 12 to 15 years and therefore is being amortized over that period. The company continually evaluates the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present in intangible assets used in operations, and future cash flows are not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None

ITEM 5.  RECENT SALES OF UNREGISTERED SECURITIES.

         During January 2003, the Company sold 800,000 shares of common stock to accredited investors for net proceeds of $200,000. The sales of stock were exempt from registration under Rules 504 and 506 of Regulation D, and under Section 4(2) of the Securities Act of 1933.

         From May through June 2003, the Company issued 10,380 shares of preferred stock to accredited investors, pursuant to a private placement, for $52,000. The sales of stock were exempt from registration under Rules 504 and 506 of Regulation D, and under Section 4(2) of the Securities Act of 1933.

         During September 2003, the Company issued 169,694 shares valued at $66,181 in connection with the obtaining of a loan. This sale of stock was exempt from registration under Rules 504 and 506 of Regulation D, and under Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         Exhibit No.  Description

                  31.1 Sarbanes-Oxley Section 302 CEO certifications

                  31.2 Sarbanes-Oxley Section 302 CFO certifications

                  32.1 Sarbanes-Oxley Section 906 CEO certifications

                  32.2 Sarbanes-Oxley Section 906 CFO certifications

         (b)   Reports on Form 8-K.

         The Company filed no reports on Form 8-K during this reporting period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Pony Express U.S.A., Inc.
                                                    (Registrant)


Date:   November 14, 2003                      By:  /s/ Peter Ticktin
        -----------------                           ----------
                                               (Signature)