Form 10KSB
period 2003-12-31
PONY EXPRESS USA INC
filed 2004-05-06
CIK 1037759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                             -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

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

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $8,598,240.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of April 21, 2004, was $13,644,230.

The number of shares outstanding of the issuer's common stock, as of April 21, 2004, was 37,623,461.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

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

The Company maintains operational `Depots' in each of: Orlando, Miami, Fort Lauderdale, Stuart, Jacksonville, Tallahassee and Tampa, with secondary consolidation locations ("Outposts") situated in West Palm Beach, Ocala, Gainesville, Fort Myers and Pensacola. The Company's Corporate Headquarters are located in Boca Raton, Florida from where the Administrative staff handles centralized customer service, sales, marketing and advertising coordination, and general administrative functions.

The Company has over 2,000 customers that include numerous government agencies of the State of Florida for whom it delivers payroll and important documents including State lottery tickets. Current annual revenues approximate $10,000,000, reliably above $800,000 per month, of which approximately 15% are firmly grounded in delivery contracts with the State of Florida. The large majority of non-state accounts are comprised of large and medium-sized commercial entities in Florida.

RECENT ACTIVITIES. In September, 2003, the Company established a new division, "Cool Pony Refrigerated Services," to increase profitability and volume with current customers as well as enable the Company to expand into a new customer base. Since the beginning of the year, the Company has experienced significant growth with customers that process seafood, and distribute and grow cut flowers and plants. In Florida, the extreme heat makes it much more difficult for suppliers of perishable items to cost-effectively transport their products to retail locations. After numerous requests and increased volume commitments from customers, the Company originated this new profit center. Cool Pony Refrigerated Services is currently being rolled out in major metropolitan areas throughout Florida, with the goal of eventually supporting every zip code within the State. As of today, the operations of Cool Pony Refrigerated Services have not been material.

In September 2003, the Company signed a Transportation and Trademark Licensing Agreement with True-Way Logistics Corporation to provide Long Haul - Full Trailer Load Services. True-Way Logistics Corporation is a Full Trailer Load Carrier engaged in ground transportation throughout the United States. The Trademark Agreement calls for True-Way to license the "Pony Express Freight" trademark. The Pony Express Freight logo will be prominently displayed on the entire True-Way fleet. The Company will provide sales, administrative and customer care services to True-Way's present customers, and will enable the Company to provide Long Haul - Full Trailer Load Services to its customers. True-Way's Full Trailer Load Services compliment the Company's present transportation services and is another important piece in achieving the Company's goal of providing customers with a comprehensive transportation solution. The Company will receive a management fee equal to 1% of gross revenues, and also expects to benefit from new sales revenue generated by True-Way customers, existing Pony Express customers that require Full Trailer Load services, and the additional brand exposure from the use of the Company's trademark on trucks traveling across America. At December 31, 2003, revenues from this licensing agreement were not material.

In October 2003, the Company purchased the customer base, transportation contracts, web address, and name of Florida Overnight Inc. Florida Overnight was engaged in overnight ground transportation within Florida, providing service to over 1,100 customers. Because of the breadth of services provided by the Company, it is expected that the Company will be able to increase the revenue from the Florida Overnight customers. As of today, the operations of Florida Overnight have not been material.

In December 2003 the Company signed a Global Network Participation Agreement with Correos Expresos Internacionales, S.A. to provide a full range of Transportation services in the Dominican Republic. The agreement calls for Correos Expresos Internacionales to license the names and trademarks "Pony Express" and "Pony Express Dominicana" for use in the Dominican Republic. The new company will be doing business as "Pony Express Dominicana." The alliance provides a solid gateway into Central and South America as well as the Caribbean. As of December 31, 2003 the operations under this Agreement had not been material.

In July 2003 the Company formed a new freight brokerage division, PonyExpress Overland Solutions, Inc., to provide comprehensive transportation solutions throughout North America. This new division will enable the Company to provide complete ground transportation solutions to its customers, out of the State of Florida. During the first quarter of 2004 the Company has focused on establishing a pool of Driver and Carrier Partners to provide dependable cost-effective services. In addition the Company plans to add Sales Agents throughout the United States to sell its services. As of today, significant operations have not yet commenced.

In December 2003 the Company formed another new division, Pony Fulfillment Services, to compliment the transportation services currently offered to its larger Enterprise customers. The first PonyExpress Fulfillment service offered has been retail merchandising support services for Growers and Plant suppliers in Home Improvement Centers and Supermarkets throughout Florida. As of today, significant operations have not yet commenced.

THE COMPANY'S BUSINESS. The service provided by the Company is based on a proven hub-and-spoke routing methodology utilizing a centralized cross-dock and sorting-hub facility located in Orlando. The central positioning of this hub facility in Orlando allows the Company to provide optimal service to its clients by offering the latest pick-up and earliest delivery times available in the State. This operational ability, combined with reliable service, a competitive tariff structure, and unrivaled customer loyalty, provide the Company with a niche market in which the Company is able to compete with all other express delivery operators.

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

SEASONALITY. Today the Company is slightly affected by seasonal fluctuations. The business has historically experienced decreases in volume during July and August. As international business increases, the impact of seasonality is reversed in the Southern Hemisphere.

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

To compete in the marketplace and to project a modern image for a legendary company, the Company changed its name to Pony Express U.S.A., Inc. and adopted a new corporate logo. In addition, the company hired key sales, marketing and customer care personnel.

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

EMPLOYEES. As of March 5, 2004, the Company had 97 full-time employees, no part-time employees, and 193 driver/partners, who are independent contractors.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's executive offices are located at 5295 Town Center Road, Third Floor, Boca Raton, Florida, 33486, where the Company leases approximately 3,700 square feet of office space. The Company has six years remaining on the lease, at a monthly rent of $14,932, which includes all photocopying, electric, telephone service, computer network and other office services. The Company's main hub is located at 4067 Seaboard Drive, Orlando, Florida where the company leases approximately 20,000 square feet of office and warehouse space. The Company has nineteen months remaining on the lease, at a monthly rent of $13,090, which includes sales tax, CAM expenses, property taxes and insurance. In addition, the Company leases six other locations from which it conducts its sorting and shipping operations. The Company's total lease obligations for its physical facilities is approximately $50,000 per month.

ITEM 3. LEGAL PROCEEDINGS.

The Company is defending and/or settling approximately 12 lawsuits brought against Link, the prior operator of the Company's business. These lawsuits consist of claims for breach of contract, insufficient funds checks, unpaid wages and workers' compensation claims. The Company does not consider these claims to be material, either individually or in the aggregate. None of the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities is a party adverse to the Company nor do any of the foregoing individuals have a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote by the security holders during the fourth quarter of 2003.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded in the over-the-counter market under the symbol "PYXP". The following table sets forth the range of high and low bid prices for our common stock, as reported by Bloomberg, L.P., for the calendar periods indicated.

                                          Bid Range
                                          ---------

                                  High                  Low
                                  ----                  ---
First Quarter 2002                2.50                  .04
Second Quarter 2002               1.01                  .09
Third Quarter 2002                 .75                  .35
Fourth Quarter 2002               1.02                  .45

First Quarter 2003                 .54                  .20
Second Quarter 2003                .85                  .38
Third Quarter 2003                 .58                  .27
Fourth Quarter 2003                .72                  .34

The above quotations do not include retail mark-ups, mark-downs or commissions and represents prices between dealers and not necessarily actual transactions. The past performance of the Company's securities is not necessarily indicative of future performance.

COMMON STOCK AND WARRANTS. As of March 31, 2004, the Company had issued and outstanding 37,623,461 shares of common stock, and 10,380 shares of preferred stock. Upon the Company's acquisition of the business, Link beneficially owned approximately 88.3% of the outstanding capital stock of the Company. Pursuant to the liquidation of Link, most of Link's shares in the Company have been distributed to satisfy certain claims which shareholders and other creditors of a predecessor to Link had or may have had against Link, and to the shareholders of Link. The balance of Link's shares in the Company, 4,345,748 shares, were transferred to the Company and are being held as treasury stock, available to satisfy potential future claims. Any of these treasury shares not used to satisfy claims will eventually be cancelled. As a result, Link no longer owns any shares of the Company.

RECENT SALES OF UNREGISTERED SECURITIES. During 2003, the Company sold the following securities in unregistered transactions.

The Company sold 800,000 shares of common stock at a purchase price of $.25 per share to a trust of which Peter Ticktin, Chief Executive Officer and a director of the Company, is a Trustee. This issuance was exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Section 4(2) of the Act.

The Company is currently offering up to 2,000,000 shares of its 9% Convertible Preferred Stock in a private offering to Accredited Investors, at a purchase price of $5.00 per share. During 2003, the Company sold 10,380 shares for a total sales price of $52,000, and paid commissions in connection with those sales totaling $8,800. These sales were made pursuant to an Offering Memorandum and in accordance with the requirements of Regulation D. As such, these sales were exempt from the registration provisions of the Securities Act under Regulation D and Section 4(2) of the Act.

The Company issued a total of 2,208,094 shares of its common stock in connection with loans made to the Company by various persons. Since each of these persons is an accredited investor, these issuances were exempt from registration under
Section 4(2) of the Act.

The Company issued 641,555 shares of its common stock, for a total amount of $416,332, to various of its employees and driver/partners under the terms of the Company's Employee Stock Purchase Plan. These shares were to be issued pursuant to a Registration Statement, but were erroneously issued prior to the filing of the intended Registration Statement on Form S-8. Upon filing of this Report, the Company intends to immediately file such a Registration Statement, cancel the shares issued to date under the Employee Stock Purchase Plan, and replace those shares with shares properly issued under the Registration Statement. Under the terms of the Employee Stock Purchase Plan, the shares will be restricted for a period of one year notwithstanding their issuance in a registered offering.

The Company issued a total of 474,970 shares of its common stock to various former employees of the Company as part of their severance packages. The issuance of these shares was exempt from registration under Section 4(2) of the Act.

The Company issued 920,750 shares of its common stock, from the shares transferred to it by Link, to settle various claims against Link. The value of the shares at the date of issuance has been recorded on the Company's books at $510,987. The issuance of these shares was exempt from registration under
Section 4(2) of the Act.

The Company issued $605,000 of Convertible Notes, which are convertible into common stock at a conversion price of $1.00 per share. Each of the noteholders is an Accredited Investor as defined in the Act. The issuance of these notes was exempt from registration under Section 4(2) of the Act.

HOLDERS OF RECORD. As of April 26, 2004, there were approximately 809 shareholders of record of our common stock, not including beneficial owners holding shares through nominee name.

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

TRANSFER AGENT.  The Company's transfer agent is Silver State Transfer &
Registrar.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATION. Revenues were $8,598,240 for 2003 and were $4,798,160 for 2002 because of an increase in the Company's customer base. The Company expects revenues to continue to grow through the near future.

Operating expenses were $12,598,015 for 2003 and $7,585,387 for 2002. The increase in expenses reflects the increased cost of prospecting for and signing on new customers.

The Company had other expenses of $2,352,283 in 2003 compared to $1,918,878 in 2002. These expenses reflect mainly settlement expense, interest expenses and losses on disposal of equipment. For future quarters, the Company believes that these expenses' impact will be limited and, as the Company continues to grow, its materiality will decline.

The Company's strategy for future growth is to expand the Florida sales in vertical markets where the drivers are already making deliveries. A general saturation of the state, at this point is not as feasible as concentrating sales on the routes that are already established. Moreover, to numerous consignees who receive deliveries from a multiple of suppliers, we are directing sales to other suppliers. The primary expense is the cost of making the stop, rather than the number of packages that come off the truck. As we are already making the stop at these locations, the most economical and efficient delivery that we can make is to a consignee to which we are already delivering other goods. Certainly, B to B (business to business) is the primary direction that Pony Express U.S.A., Inc. is now developing.

Now that Pony Express U.S.A., Inc. has increased its revenues, it is now at a point where it should be showing a profit, yet, it continues to be operating at a loss. When Management first took control in January of 2002, the trucks and vans were half empty. As a result, to increase revenues, sales were made for "filler" prices, which were not viable once the trucks and vans were filled to capacity. At this point, the vans have room, but the trucks have not only been filled, but have been increased. Hence, Management has been actively identifying accounts that give the lowest return for each stop, and it has been increasing the rates. This has caused an attrition of these customers by a roughly estimated third, but the revenues have diminished only slightly from this exercise, as the remaining customers are paying more reasonable rates.

The Company has also expanded its LTL (Less Than Truckload) service. This is the Pick-Up and Delivery of pallets of freight, rather than small packages or letters. The LTL has caused a costly lesson as to pricing. In the last month, the LTL accounts have been reviewed and price increases have been implemented. Moreover, the oncoming LTL accounts are all charged out at reasonable amounts which are attractive to new customers, but which are profitable to the company. This is by not only increasing rates to what the market will bear, but it is more so by directing sales to the types of freight which give the best return, based on weight and numbers of pallets for each delivery.

To be clear, the LTL, and the small package delivery service, albeit Cool Pony (which uses our refrigerated trucks) or standard freight, all use the same infrastructure. The operation of each is integrated with each other. As the LTL service expands, it may be necessary to separate this service in terms of record keeping, but at this point, it is all one service and is treated that way.

In 2004, we are starting our international service. We have started to import from Asia. This service, unlike all others at Pony Express U.S.A., Inc. is separate and does not presently use the company's infrastructure, as the imports are arriving at Los Angeles, California, where they are conveyed and delivered by co-loaders, other companies who carry Pony Express packages under their own names. It is anticipated that this service will grow, but it is just beginning in the 2nd Quarter of 2004.

It is hoped that before the end of 2004, the company will reach beyond Florida. This involves increasing not only funding, but sales as well. Until the Florida operation is working with a steady and reliable profit, the main emphasis must be on getting Florida to that point.

LIQUIDITY AND FINANCIAL RESOURCES. The Company's financial condition is burdened primarily by three large debts. The Company owes approximately $913,364 to Pony Express Delivery Services, Inc., the owner of the business prior to its acquisition by Link. This debt is represented by a promissory note and is secured by essentially all of the assets of the Company other than its vehicles. See Note 6 to the Consolidated Financial Statements.

The Company also owes approximately $1,091,528, including interest, in unpaid withholding taxes from periods prior to current management taking control of the Company. The Company is in discussions with the Internal Revenue Service seeking to obtain an affordable payment plan and has obtained a waiver of penalties.

The Company also owes $4,119,786 to 25 individuals who have lent money to the Company. These obligations have an interest rate of 9% and are payable within three years. See Note 6 to the Financial Statements.


We are the subject of a "going concern" audit opinion. Such qualification was issued because we have incurred losses from operations. As of December 31, 2003, we had negative working capital of $6,744,781, which raises substantial doubt about our ability to continue as a going concern in the absence of a significant infusion of capital.

ITEM 7. FINANCIAL STATEMENTS.

Independent Auditor's Report............................................F-2
Balance Sheet...........................................................F-3
Statements of Operations................................................F-4
Statements of Changes in Stockholders' Deficit..........................F-5
Statements of Cash Flows...........................................F-6, F-7
Notes to Financial Statements......................................F-8-F-20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with Accountants on Accounting and Financial Disclosure in 2003.

Item 8A.      Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company at the present time are as follows:

Name             Age    Position Held with Registrant
----------------------------------------------------------

Peter Ticktin    58     Director, Chief Executive Officer
Harvey Scholl    54     Director, Chief Financial Officer
Richard S. Bee   51     Director, Vice President - International Operations

Peter Ticktin has been a director and Chief Executive Officer of the Company since January 7, 2002. Since 1972, Mr. Ticktin has been a practicing attorney in private practice, and has been a partner in the law firm of Scholl, Ticktin & Associates, P.A., since 1999, along with Harvey Scholl, director and Chief Financial Officer of the Company. Mr. Ticktin's law practice has been primarily in litigation, in which his background in commercial cases gave him a background in corporate and business interests. In the two years plus that he has been in his position as President of Pony Express U.S.A., Inc., he has applied the vast majority of his time working for the Company, transferring most of his responsibilities in his practice to his associates.

Harvey Scholl has been a director and Chief Financial Officer of the Company since January 1, 2002. Since 1974, Mr. Scholl has been a practicing attorney in private practice, and is a partner in the law firm of Scholl, Ticktin & Associates, P.A., along with Peter Ticktin, director and Chief Executive Officer of the Company. Mr. Scholl's primary background as an attorney has been in transactional law. He has an expertise in closing significant acquisitions which involve requirements of due diligence.

Richard S. Bee has been a director of the Company since its acquisition of the Business on October 17, 2001, and has been Vice President - International Operations, since January 1, 2002. Mr. Bee was Chief Operating Officer of Link Express Delivery Solutions, Inc., from 1998 until it ceased business operations in February 2001. Mr. Bee worked for DHL from 1973 to 1993, where he was responsible for the expansion of DHL's operations into various international markets.

AUDIT COMMITTEE AND CODE OF ETHICS.

The Company has not formally appointed and audit committee, and the entire Board of Directors (three persons) currently serves the function of an audit committee. The Company has not made a determination as to whether any of its directors would qualify as an audit committee financial expert. The Company has not yet adopted a code of ethics applicable to its chief executive officer and chief accounting officer, or persons performing those functions, because of the small number of persons involved in management of the Company.

ITEM 10. EXECUTIVE COMPENSATION.

                                                     SUMMARY COMPENSATION TABLE

                                               Annual Compensation              Long Term Compensation
                                               -------------------              ----------------------
                                                                                     Awards             Payouts
                                                                                     ------             -------
                                                            Other  Restricted
Name and Principal                                         Annual     Stock           Securities          LTIP    Other
       Position                   Year    Salary    Bonus   Comp     Awards       Underlying Options    Payouts    Comp
       --------                   ----    ------    -----   ----     ------       ------------------    -------    ----
Peter Ticktin, Director and      2003   120,000       0       0         0               0                  0        0
Chief Executive Officer

Harvey Scholl, Director and      2003   120,000       0       0         0               0                  0        0
Chief Financial Officer

Richard S. Bee, Director         2003   120,000       0       0         0               0                  0        0
and Vice President -
International Operations

Of the above salary amounts, only $36,000, $22,000 and $26,000 were actually paid to Messrs. Ticktin, Scholl and Bee, respectively, during 2003. The balance was deferred at the request of the Company.

EMPLOYMENT AGREEMENTS. The Company has entered into Employment Agreements with Peter Ticktin, as Chief Executive Officer, Harvey Scholl, as Chief Financial Officer, and Richard S. Bee, as Chief of International Operations. Each of the Employment Agreements is for an initial period of five years, and thereafter automatically renews for successive two year periods. Each of the Employment Agreements provides for a salary of $5,000 per month for the first six months, $10,000 per month for the next six months, and $15,000 per month for the third six months. Thereafter, compensation is to be increased by determination of the Board, based upon profitability of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to the number of shares of the Company's Common Stock beneficially owned by (i) each executive officer of the Company, (ii) each director of the Company and (iii) each shareholder of the Company who owns more than 5% of the Company's Common Stock as of March 1, 2004. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has voting and investment power over the shares beneficial owned and the address of each beneficial owner is c/o the Company, 5295 Town Center Road, 3rd Floor, Boca Raton, FL 33486. As of December 31, 2003, there were issued and outstanding 37,623,461 shares of the Company's common stock.

Name of Beneficial Owner                      Amount           Percent of Class
------------------------                    ---------          ----------------
Peter Ticktin                               5,235,000(1)               13.9
Chief Executive Officer
And Director

Harvey Scholl                               2,600,000(2)                6.9
Chief Financial Officer
And Director

Richard S. Bee                              2,500,000(3)                6.6
Vice President - International
Operations and Director

All Directors and Executive                10,335,000                 27.5
Officers as a group (3)

----------
(1) Represents 5,000,000 shares held by the Debra and Peter Ticktin Irrevocable Trust, of which Mr. Ticktin is a Trustee, and 235,000 shares held by Debra Ticktin, Mr. Ticktin's wife. Mr. Ticktin disclaims beneficial ownership of the shares held by his wife.

(2) Includes 2,500,000 shares held by the Harvey and Paula Scholl Intervivos Irrevocable Trust, of which Mr. Scholl is a Trustee, and 30,000 shares held by Paula Scholl, Mr. Scholl's wife. Mr. Scholl disclaims beneficial ownership of the shares held by his wife.

(3) Represents shares held by the Richard S. Bee Family Trust, of which Mr. Bee is a Trustee.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Peter Ticktin, Director and Chief Executive Officer of the Company, and members of Mr. Ticktin's immediate family, have lent money to the Company from time to time in order to allow the Company to meet its obligations. The amount of loans from Mr. Ticktin and his family to the Company presently total $1,571,842. The loans bear no interest and are due on demand.

The Company leases its executive offices from Scholl, Ticktin & Associates, P.A., the law firm of which Peter Ticktin, President and a Director of the Company, and Harvey Scholl, Chief Financial Officer and a Director of the Company, are shareholders. The lease is on a month-to-month basis. Rent during 2003 totaled $136,000. The Company believes the rent is at or below market rates.

Scholl, Ticktin & Associates, P.A., provides certain legal services to the Company and, at December 31, 2003, was owed approximately $322,000 for legal services performed.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.       Description

         31.1  Certification of principal executive officer

         31.2  Certification of principal financial officer

         32    Section 1350 Certification

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on February 25, 2003, pertaining to its change in accountants.

Item 14.  Principal Accountant Fees and Services.

AUDIT FEES.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $19,000 in 2002 and $72,500 in 2003.

OTHER FEES.

Other fees billed to the Company for consultation services, research and client assistance totaled $0 in 2002 and $15,094 in 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pony Express U.S.A., Inc.
(Registrant)


By   /s/ Peter Ticktin
     -----------------
     Peter Ticktin, Chief Executive Officer and Director

Date May 6, 2004
     ------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Harvey Scholl
     -------------------
   Harvey Scholl, Chief Financial Officer and Director

Date May 6, 2004
     ------------

By   /s/ Richard S. Bee
     -----------------
     Richard S. Bee, Vice President - International Operations and Director

Date May 6, 2004
     ------------

                            PONY EXPRESS U.S.A., INC.
                              FINANCIAL STATEMENTS

                                   YEARS ENDED
                           DECEMBER 31, 2003 AND 2002

                            PONY EXPRESS U.S.A., INC.
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



                                TABLE OF CONTENTS





                                                                Page
                                                                ----

Independent Auditors' Report                                     F-2

Financial Statements:

   Balance Sheet                                                 F-3

   Statements of Operations                                      F-4

   Statements of Stockholders' Deficit                           F-5

   Statements of Cash Flows                                   F-6 - F-7

Notes to Financial Statements                                 F-8 - F-20

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Pony Express U.S.A., Inc.

We have audited the balance sheet of Pony Express U.S.A., Inc., (the "Company") as of December 31, 2003, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pony Express U.S.A., Inc. as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the financial statements the Company's dependence on outside financing, lack of existing commitments from lenders to provide necessary financing, lack of sufficient working capital, and recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                               Berkovits, Lago & Company, LLP


Ft. Lauderdale, Florida
April 19, 2004

                            PONY EXPRESS U.S.A., INC.
                                  BALANCE SHEET
                             AS OF DECEMBER 31, 2003

                           ASSETS


Current assets
      Cash                                                                $ 200
      Accounts Receivable, net                                          825,651
      Prepaid Expenses                                                   24,127
                                                               -----------------
Total current assets                                                    849,978

Property and equipment, net                                             150,787

Goodwill and other intangible assets, net                             1,438,750

Other assets
      Deferred costs                                                     14,700
                                                               -----------------
                                                                    $ 2,454,215
                                                               =================

           LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities
      Bank Overdraft                                                  $ 133,657
      Accounts Payable                                                1,409,693
      Accrued expenses                                                1,765,750
      Payroll taxes payable                                           1,091,528
      Current portion of notes payable                                3,194,131
                                                               -----------------
                                                                      7,594,759

Long term notes payable                                               2,017,183

Stockholders' deficit
      Convertible preferred stock, $0.001 par value,
         10,380 shares issued and and outstanding                            10
      Common stock, $0.001 par value, 100 million shares
         authorized, 41,969,209 issued, 37,623,461
        outstanding                                                      41,969
      Additional paid in capital                                      5,383,936
      Treasury Stock (4,375,748 shares at cost)                         (43,457)
      Accumulated deficit                                           (12,520,185)
                                                               -----------------
                                                                     (7,137,727)
      Less: Subscriptions receivable                                    (20,000)
                                                               -----------------
                                                                     (7,157,727)
                                                               -----------------

                                                                    $ 2,454,215
                                                               =================

                            PONY EXPRESS U.S.A., INC.
                             STATEMENTS OF OPERATION

                                                      YEARS ENDED DECEMBER 31,
                                                        2003           2002
                                                    ------------    -----------

Revenues                                            $  8,598,240    $ 4,798,160
                                                    ------------    -----------

Operating Expenses
     Salaries                                          8,532,998      4,799,729
     Fleet transportation expense                      1,073,417        750,378
     General and administrative                        1,000,967        661,446
     Leases                                              557,209        412,156
     Licenses and taxes                                  234,521        144,999
     Consulting and professional fees                    593,485        522,494
     Sales expenses                                      420,577        120,285
     Depreciation and amortization                       147,495        126,802
     Bad Debts                                            37,347         47,098
                                                    ------------    -----------
                                                      12,598,016      7,585,387
                                                    ------------    -----------
Loss from Operations                                  (3,999,776)    (2,787,227)

Other income (expenses)
     Other Income                                         67,717
     Loss on settlement                                 (931,793)    (1,568,490)
     Interest expense                                 (1,444,107)      (306,288)
     Loss on disposal of equipment                       (44,100)       (44,100)
                                                    ------------    -----------
                                                      (2,352,283)    (1,918,878)
                                                    ------------    -----------

Loss before extraordinary item                        (6,352,059)    (4,706,105)
                                                    ------------    -----------

Extraordinary Item:
     Gain on extinguishment of debt                           --        172,583
                                                    ------------    -----------
Net Loss                                            $ (6,352,059)   $(4,533,522)
                                                    ============    ===========

Loss per common share - basic and diluted
     Loss from continuing operations                $      (0.17)   $     (0.19)
                                                    ------------    -----------
     Loss before extraordinary item                 $      (0.17)   $     (0.19)
     Extraordinary gain on extinguishment of debt   $         --    $      0.01
                                                    ------------    -----------
                                                    $      (0.17)   $     (0.18)
                                                    ============    ===========

                             PONY EXPRESS USA, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                      YEAR ENDED DECEMBER 31, 2003 AND 2002

                                                                          ADDITIONAL   SUBSCRIP-
                       COMMON STOCK         PREFERRED STOCK    TREASURY     PAID IN      TIONS     ACCUMULATED
                    SHARES      AMOUNT     SHARES    AMOUNT     STOCK       CAPITAL    RECEIVABLE    DEFICIT        TOTAL
                  ---------------------------------------------------------------------------------------------------------
Balance
 January 1,
 2002             20,000,000   $20,000   4,409,500   $ 4,410   $     --   $1,186,104  $     --   $ (1,634,604)  $  (424,090)

Issuance of
 shares
 held by
 majority
 shareholder in
 exchange for
 equipment                --        --          --        --         --       15,000        --             --        15,000

Exercise of
 stock options    12,000,000    12,000          --        --         --      468,000   (20,000)            --       460,000

Conversion of
 Preferred
 Shares to
 Common            4,409,500     4,410  (4,409,500)   (4,410)        --           --        --             --            --

Additional
 capital
 paid in
 from
 stockholders             --        --          --        --         --      160,750        --             --       160,750

Shares issued
 by majority
 stockholder
 to settle
 claims on
 behalf of
 the Company              --        --          --        --         --      570,615        --             --       570,615

Shares issued
 by majority
 stockholder
 to employees             --        --          --        --         --      138,000        --             --       138,000

Net loss                  --        --          --        --         --           --        --     (4,533,522)   (4,533,522)
                  ---------------------------------------------------------------------------------------------------------

Balance
 December 31,
 2002             36,409,500    36,410          --        --         --    2,538,469   (20,000)    (6,168,126)   (3,613,247)

Sale of
 stock to a
 related trust       800,000       800          --        --         --      199,200        --             --       200,000

Sale of
 Preferred
 convertible
 stock                    --        --      10,380        10         --       51,990        --             --        52,000

Issuance of
 stock
 relating
 to note
 payable             169,694       170          --        --         --       66,011        --             --        66,181

Issuance of
 stock for
 employee stock
 purchase plan       641,555       641          --        --         --      415,681        --             --       416,322

Issuance of
 stock in
 exchange for
 professional
 fees                474,970       475          --        --         --      267,121        --             --       267,596

Issuance of
 stock in
 exchange
 for loan
 acquisition       2,038,400     2,038          --        --         --      959,714        --             --       961,752

Issuance of
 stock for
 bonuses             514,340       514          --        --         --      332,227        --             --       332,741

Issuance of
 stock
 relating to
 settlement
 on behalf
 of company          920,750       921          --        --         --      510,066        --             --       510,987

Transfer
 of stock to
 treasury
 by officer       (4,345,748)       --          --        --    (43,457)      43,457        --             --            --

Net loss                  --        --          --        --         --           --        --     (6,352,059)   (6,352,059)
                  ---------------------------------------------------------------------------------------------------------

Balance
 December 31,
 2003             37,623,461   $41,969      10,380   $    10   $(43,457)  $5,383,936  $(20,000)  $(12,520,185)  $(7,157,727)
                  =========================================================================================================

                       See notes to financial statements.

                            PONY EXPRESS U.S.A., INC.
                             STATEMENTS OF CASH FLOW
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                    2003           2002
                                                                 -----------    -----------
Cash flows from operating activities
      Net loss                                                   $(6,352,059)   $(4,533,522)

      Adjustments to reconcile net loss
        to net cash provided by operating
        activities:
          Depreciation and amortization                              147,495        126,802
          Bad debt expense                                            37,347         47,098
          Professional fees                                          267,596             --
          Loan acquisition expense                                   887,841             --
          Loss on disposal of equipment                               44,100         44,100
          Loss on settlement                                         674,296      1,485,065
          Stock compensation expense                                 689,499        138,000
          Extraordinary gain on extinguishment of debt                    --       (172,583)
      Changes in assets and liabilities
          (Increase) decrease in:
               Accounts receivable                                  (489,644)        92,021
               Prepaid assets                                         (5,272)       (18,855)
          Increase (decrease) in:
               Accounts payable                                      480,204        267,852
               Payroll taxes payable                                 437,568        (58,380)
               Accrued expenses                                      966,271        754,834
                                                                 -----------    -----------
      Net cash used in operating activities                       (2,214,758)    (1,827,568)
                                                                 -----------    -----------

Cash flow from investing activities:
          Purchase of equipment                                      (28,543)       (85,109)
                                                                 -----------    -----------
               Net cash used in investing activities                 (28,543)       (85,109)
                                                                 -----------    -----------

Cash flow from financing activities
      Proceeds from note payable                                   1,802,447      1,893,546
      Payments on notes payable                                           --        (58,620)
      Bank overdraft increase (decrease)                             133,657        (70,152)
      Proceeds from issuance of common and preferred stock           252,000        160,750
                                                                 -----------    -----------
      Net cash provided by financing activities                    2,188,104      1,925,524
                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents                 (55,197)        12,847

Cash and cash equivalents, beginning of period                        55,397         42,550
                                                                 -----------    -----------

Cash and cash equivalents, end of period                         $       200    $    55,397
                                                                 ===========    ===========

                            PONY EXPRESS U.S.A., INC.
                             STATEMENTS OF CASH FLOW
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                            2003       2002
                                                                          ---------   --------
Supplemental disclosure of cash flow information:

      Cash paid for interest                                              $ 172,036   $ 97,142
                                                                          =========   ========

      Non Cash:
          Exercise of stock options in exchange for
          subscription receivable and forgiveness of
          note payable and accrued interest                               $      --   $480,000
                                                                          =========   ========

          Payment of settlement liability with common
          stock issued from majority stockholder                          $      --   $395,955
                                                                          =========   ========

          Transfer of Treasury Stock                                      $  43,457   $     --
                                                                          =========   ========

          Reclassification of accrued interest to note
          payable balance                                                 $      --   $135,450
                                                                          =========   ========

          Equipment purchased with stock contributed
          on behalf of Company by majority stockholder                    $      --   $ 15,000
                                                                          =========   ========

          Conversion of preferred stock to common stock                   $      --   $  4,410
                                                                          =========   ========

          Issuance of stock relating to note payable                      $  66,181   $     --
                                                                          =========   ========

          Issuance of stock for employee stock purchase plan              $ 416,322   $     --
                                                                          =========   ========

          Issuance of stock in exchange for professional fees             $ 267,596   $     --
                                                                          =========   ========

          Issuance of stock in exchange for loan acquisition              $ 961,752   $     --
                                                                          =========   ========

          Issuance of stock for bonuses                                   $ 332,741   $     --
                                                                          =========   ========

          Issuance of stock relating to settlement on behalf of company   $ 510,987   $     --
                                                                          =========   ========

          Increase in note payable due to stockholder relinquishing
          right to stock protection agreement                             $ 500,000   $     --
                                                                          =========   ========

                            PONY EXPRESS U.S.A., INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACOUNTING POLICIES

Business Description
--------------------
Silver State Vending Corporation (the Corporation), was incorporated in the state of Nevada on September 30, 1996. On October 17, 2001, the Company acquired 100% of Link Worldwide Logistics, Inc., a Florida corporation, by merging it into a newly formed subsidiary Silver Pony Express, Inc. in a transaction accounted for as a recapitalization of Link Worldwide Logistics, Inc. On August 8, 2002 the Corporation changed it name to Pony Express U.S.A., Inc., (the Company). The Company is in the business of parcel and package delivery service. Currently its operations are limited to the state of Florida and parts of Georgia.

The Company mnages its operations and business as one operating segment.


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

                            PONY EXPRESS U.S.A., INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACOUNTING POLICIES - CONTINUED

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Currently, the Company has no cash equivalents.

Accounting Pronouncements
-------------------------
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company's financial statements. The Company does not currently have derivative instruments or hedging activities.

                            PONY EXPRESS U.S.A., INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACOUNTING POLICIES - CONTINUED

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 provides guidance with respect to the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability rather than, under previous guidance, as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

Basic Earnings (Loss) per Share
-------------------------------
Basic earnings (loss) per share for each year is computed by dividing income
(loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share include the effects of common stock equivalents to the extent they are dilutive.

Basic weighted and dilutive average number of shares outstanding is as follows:

                                                          2003           2002
                                                       ----------     ----------
                  Basic and dilutive weighted average
                      number of shares outstanding     38,157,481     24,326,129
                                                       ==========     ==========

NOTE 2   CONCENTRATION OF CREDIT RISK

There were no cash balances at December 31, 2003 and 2002 that exceed federal insurance limits.

The Company obtains detailed credit evaluations of customers generally without requiring collateral, and establishes credit limits as required. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit risk losses and maintains an allowance for anticipated losses. One customer accounted for approximately 15% of annual sales in 2003 and no customer accounted for over 10% of annual sales in 2002. The loss of this major customer could have a material adverse effect on the Company's operations.

NOTE 3   ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2003 consisted of the following:

                                                  2003
                                                ---------
         Accounts receivable                    $ 906,561
         Less allowance for doubtful accounts     (80,910)
                                                ---------

                                                $ 825,651
                                                =========

Bad debt expense for the year ended December 31, 2003 and for the year ended December 31, 2002 was $37,347 and $47,098 respectively.

                            PONY EXPRESS U.S.A., INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 4   PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002 consisted of the following:

                                                      Amortization
                                                         Period
                                            2003        in Years
                                         ---------    ------------

         Furniture and fixtures          $  43,000         5
         Office machines and equipment     174,652         7
         Assets held for future use             --
                                         ---------

                                           217,652
         Less accumulated depreciation     (66,865)
                                         ---------

                                         $ 150,787
                                         =========

On May 1, 2001, the Company sold vehicles with a cost of $234,000 to a leasing company for $90,000. The Company leased back the vehicles under a leaseback agreement for $90,000 at an interest rate of 18% per annum, repayable in 36 monthly installments of $3,286, including principal and interest. The realized loss on the sale of $132,300 was computed over the three-year term of the lease agreement, resulting in a recognized loss of $44,110 and $44,110, and deferred costs of $14,700 and $58,800 at December 31, 2003 and December 31, 2002, respectively.

Depreciation expense for the year ended December 31, 2003 and December 31, 2002 was $36,577 and $15,885, respectively.

NOTE 5   GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets are summarized by major classification as follows:

                                             2003
                                         -----------

         Trade name and trade mark       $ 1,000,000

         Customer list                       350,000
         Distribution routes                 181,020
         Goodwill                            222,000
                                         -----------

                                           1,753,020
         Less accumulated amortization      (314,270)
                                         -----------

                                         $ 1,482,750
                                         ===========

Amortization expense for the year ended December 31, 2003 and December 31, 2002 was $110,918 and $110,917, respectively.

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

                            PONY EXPRESS U.S.A., INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 6   LONG-TERM NOTES PAYABLE

                                                                                         2003
                                                                                      ----------
      Note payable in connection with assets acquired under conditions and            $  913,364
      terms prescribed and approved by the bankruptcy court; bearing interest at 5% and 15% per annum during 2003 and 2002 respectively, due in April
      2004 (per second amendment to forebearance agreement and June 2003 (per first amendment to forebearance agreement) respectively.  This agreement is currently under negotiation and as of the date of this report has not been completed.

       Note payable in connection with settlement of outstanding claims;               1,349,200
      bearing interest at 9% per annum; 120 payments of interest and principle of $12,610 per month starting January 1, 2003.  During 2003 this note was increased by $500,000 in exchange for cancellation of a stock loss protection agreement between Link Worldwide Logistics, Inc. (an agreement which Pony Express assumed as part of the asset purchase from
      Link Worldwide Logistics, Inc.) and the note holder.  The note was in default as of the December 31, 2003.

       Convertible note payable; matures June 1, 2005; bearing interest at 9%            500,000
      per annum; 12 payments of interest only of $3,750 starting January 1,
      2003 followed by 18 payments of principal and interest of $10,377 and a balloon payment at maturity of $405,634. Convertible into shares of common stock at $1.00 per share. This note is currently in default.

       Convertible note payable, matures June 1, 2005; bearing interest at 9%            550,000
      per annum; 12 payments of interest only of $3,750 starting January 1,
      2003 followed by 18 payments of principal and interest of $10,377 and a balloon payment at maturity of $405,634. Convertible into shares of common stock at $1.00 per share. In 2003 this creditor loaned the company an additional $50,000 due January 11, 2006. This note is currently in default.

      Convertible note payable, matures June 1, 2005; bearing interest at 9%             210,000
      per annum; $150,000 due January 1, 2003 and also with 12 payments of interest only of $750 per month starting January 1, 2003 and a balloon payment at maturity of $52,410. $100,000 is convertible into shares of common stock at $1.00 per share.  In 2003 this creditor loaned the company an additional $85,000 due in 2003.  These notes are currently in default.

                            PONY EXPRESS U.S.A., INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 6   LONG-TERM NOTES PAYABLE - CONTINUED

                                                                                         2003
                                                                                      ----------
      Convertible note payable, matures July 1, 2005; bearing interest at 9%             150,000
      per annum; 12 payments of interest only of $375 followed by 17 payments of principal and interest of $1,038 and a balloon payment at maturity of
      $40,563. Convertible into shares of common stock at $1.00 per share. In
      2003 this creditor loaned the company an additional $100,000 due
      September 30, 2006.

      Convertible note payable, matures July 1, 2005; bearing interest at 9%              49,250
      per annum; 12 payments of interest only of $375 followed by 17 payments of principal and interest of $1,038 and a balloon payment at maturity of
      $40,563. Convertible into shares of common stock at $1.00 per share.

      Convertible note payable matures October 1, 2003; bearing interest at 9%            40,000
      per annum; 6 payments of interest starting April 1, 2003 with the balance owed at maturity. Convertible into shares of common stock at
      $1.00 per share.

       Note payable in connection with settlement of outstanding claims;                      --
      non-interest bearing; principal payments of $1,000 per month until paid in full.

      Note payable at 9% interest due April 13, 2003.  This note is currently             55,000
      in default.  60,000 shares of common stock (but still not issued) were given as additional consideration for this loan.

      Notes payable to a related party, dated at various times during 2003,              318,000
      bearing interest 9% per annum.  This note principal and interest are payable on demand.

      Notes payable to a related party, dated at various times during 2003,              247,000
      bearing interest 9% per annum.  This note principal and interest are payable on demand.

      Notes payable to a creditor, dated at various times during 2003, bearing           290,000
      interest 9% per annum.  This note is payable at various times during
      2003 and is currently in default.

      Convertible note payable, matures July 1, 2005; bearing interest at 9%             150,000
      per annum; 12 payments of interest only of $375 followed by 17 payments of principal and interest of $1,038 and a balloon payment at maturity of
      $40,563. Convertible into shares of common stock at $1.00 per share.

      Note payable dated January 2003 bearing interest at 9% per annum. This              99,500
      note is payable on demand.

                            PONY EXPRESS U.S.A., INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 6   LONG-TERM NOTES PAYABLE - CONTINUED

                                                                                         2003
                                                                                      ----------

      Convertible note payable dated September 2003 bearing interest at 9% per            50,000
      annum.  Due in eighteen installments of $1,589 starting April 14, 2004 with a balloon payment on October 16, 2006.

      Convertible note payable dated October 2003 bearing interest at 9% per              50,000
      annum.  Due in eighteen installments of $1,589 starting March 20, 2004 with a balloon payment on September 20, 2006.

      Note payable dated January 2003 bearing interest at 9% per annum.  The              30,000
      entire principal and interest are due on January 24, 2004.  This note is currently in default.

      Convertible note payable dated October 2003 bearing interest at 9% per              30,000
      annum.  Due in twelve installments of $954 starting August 6, 2004 with a balloon payment on September 6, 2005. Convertible into 30,000 shares of common stock at $1.00 per share.

      Nine convertible notes dated in 2003 bearing interest at 9% per annum               90,000
      with installment payments aggregating $2,862 per month starting after
      April 2004 with a final balloon payment at the end of the eighteen months. Convertible into 130,000 shares of common stock at $1.00 per share.

      Two notes payable dated in 2003 bearing interest at 9% per annum.  The
      entire principal and interest are due on 50% on January 24, 2004, and               40,000
      50% on June 17, 2004.  The January 24, 2004 payment is in default.
                                                                                      ----------
                                                                                       5,211,314

       Less current portion                                                            3,194,131
                                                                                      ----------

       Long term portion                                                              $2,017,183
                                                                                      ==========


The following are maturities of notes payable for each of the next five years:

               2004          $3,194,131
               2005           1,432,314
               2006             153,538
               2007             151,883
               2008             159,653
               Thereafter       119,795
                             ----------
                             $5,211,314
                             ==========

                            PONY EXPRESS U.S.A., INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 7   LEASES

The company leases office space and vehicles under non-cancelable operating leases, which have initial terms in excess of one year.

At December 31, 2003, future minimum annual lease payments under these operating leases for the next 5 years are as follows:

         Years Ended      Amount
         -----------   ----------
         2004          $  412,506
         2005             372,178
         2006             187,863
         2007              65,657
         2008               5,671
                       ----------
                       $1,043,875
                       ==========

Total lease expense for the year ended December 31, 2003 was $629,254, of which $557,209 was for rental of office space. Total lease expense and rental of office space for the year ended December 31, 2002 was $557,209 and $412,156, respectively.

NOTE 8   RELATED PARTY TRANSACTIONS

The Company has loans payable at December 31, 2003 and 2002 due to an officer and his family totaling $1,571,842 and $440,000 respectively. These loans occurred during the ordinary course of business, bearing no interest, and due on demand. In the opinion of management, these loans do not bear more than normal credit risk, nor other unfavorable areas of concern.

Beginning January 2002, the Company was provided with office space on a month-to-month rent basis from a related party for an amount totaling $136,000 and $101,240 for the years 2003 and 2002, respectively.

A law firm, in which certain members of the Company's management has an ownership interest, was owed approximately $322,000 and $280,000 for legal services performed in 2003 and 2002 respectively.

NOTE 9   INCOME TAXES

The Company has no current or deferred income tax due to its operating losses.

The Company has a federal net operating loss carryforward at December 31, 2003 and 2002 of $12,504,985 and $6,152,926 respectively, subject to annual limitations prescribed by the Internal Revenue Code, which is available to offset future taxable income through 2018. A 100% valuation allowance has been recorded to offset the net deferred taxes due to uncertainty of the Company's ability to generate future taxable income.

                            PONY EXPRESS U.S.A., INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 9   INCOME TAXES - CONTINUED

Deferred taxes consist of the following:

                                                        2003
                                                    -----------
         Current taxes                              $        --
         Deferred tax assets:
           Net operating loss carryforwards           4,700,000
         Less:  Valuation allowance                  (4,700,000)
                                                    -----------

         Net deferred tax assets                    $        --
                                                    ===========

The Company's tax expense differs from the "expected" tax expense for the years ended December 31, (computed by applying the Federal Corporation tax rate of 15% to loss before taxes), as follows:

                                                           2003                   2002
                                                        -----------           -----------
         Statutory rate applied to loss before
           income taxes                                 $ 2,200,000           $ 1,500,000
         State income taxes, net of federal
           income tax effect                                200,000               490,000
         Changes in valuation allowance                  (2,400,000)           (1,990,000)
                                                        -----------           -----------

                                                        $        --           $        --
                                                        ===========           ===========

NOTE 10  STOCKHOLDERS' EQUITY

The Articles of Incorporation, as amended, provide for the authorization of 5,000,000 shares of convertible preferred stock at $0.001, and 100,000,000 shares of common stock at $0.001 par value. Each share of preferred stock is convertible into 1 share of common stock.

Preferred Stock
---------------
During December 2002, all outstanding shares of the preferred stock were converted to common shares.

During 2003 the Company issued 10,380 new shares of convertible preferred stock.

                            PONY EXPRESS U.S.A., INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 10  STOCKHOLDERS' EQUITY - CONTINUED

Common Stock
------------
During February 2002, the Company's majority shareholder, Link, sold shares of its stock held in the Company and contributed the proceeds of $160,750 to the Company.

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

As of December 31, 2002, 2,140,000 shares of common stock have been reserved for the exercise of options and conversion of debt.

During 2003 the Company issued 5,559,709 shares of common stock as follows:

         Purchase of stock by a related trust                              800,000
         Issuance of stock relating to note payable                        169,694
         Issuance of stock for employee stock purchase plan                641,555
         Issuance of stock in exchange of professional fees                474,970
         Issuance of stock in exchange for loan acquisition              2,038,400
         Issuance of stock for Christmas bonuses                           514,340
         Issuance of stock relating to settlement on behalf of company     920,750
                                                                         ---------
                                 Total stock issued during 2003          5,559,709
                                                                         =========

Treasury Stock
--------------
During 2003 the Company was donated 4,345,748 shares of common stock at a price of $.01 per share and placed the shares in the Company treasury for future use.

                            PONY EXPRESS U.S.A., INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 11  STOCK OPTIONS

During 2003, the Company granted no stock options. During 2002, the Company granted 12,000,000 options at the exercise price of $.04 per share.

The Company applies APB Opinion 25 in accounting for its options granted to employees. Since the exercise price of the options equaled the fair value of the stock on the date of grant, no compensation cost was recognized during 2003 and 2002. Had compensation cost been determined on the basis of fair value pursuant to FASB statement No. 123, net loss and loss per share would have been increased as follows:



         Net loss                                   2003           2002
         --------                            --------------    -------------

           As reported                       $   (6,352,059)   $  (4,533,522)
                                             ==============    =============

           Pro forma                         $   (6,352,059)   $  (5,013,522)
                                             ==============    =============

         Basic and dilutive loss per share
         ---------------------------------

           As reported                       $        (0.17)   $       (0.18)
                                             ==============    =============

           Pro forma                         $        (0.17)   $       (0.20)
                                             ==============    =============

The fair value of the options granted for 2002 was estimated on the grant date using the Black Scholes Model.

The following assumptions were made in estimating fair value:

         Assumption                         Fixed Plan
         ----------                         ----------

         Dividend yield                        0%

         Risk-free interest rate             3.1%

         Expected life                         1 year

         Expected volatility                 545%

Following is a summary of the status of options during 2003:

                                                Fixed Plan
                                     ---------------------------------
                                                              Weighted
                                                               Average
                                     Number of                Exercise
                                      shares                   Price
                                     --------                 -------

         Outstanding at 1-1-2003      900,000                 $   .21

         Granted                           --                      --

         Exercised                   (251,667)                     --

         Expired (A)                 (518,333)                   (.22)
                                     --------                 -------

         Outstanding at 12-31-2003    130,000                 $   .15
                                     ========                 =======

(A) = Due to separation from employment. Option contract expires upon severence.

                            PONY EXPRESS U.S.A., INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

NOTE 11  STOCK OPTIONS - CONTINUED

The following table summarizes information about stock options outstanding at December 31, 2003:

                            OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
              ----------------------------------------------        -----------------------------------
                                 Weighted          Weighted                                   Weighted
Range of        Number            Average          Average             Number                 Average
Exercise      Outstanding       Remainin           Exercise         Exercisable at             Exercise
  Price        at 12/31/03   Contracted Life        Price              12/31/03                  Price
----------    -----------------------------------------------------------------------------------------
..04 -.50          130,000            8.7            0.15                  --                     0.00

NOTE 12  COMMITMENTS AND CONTINGENCIES

On May 6, 2002, the Company, in an effort to avoid legal claims, cancelled 7,753,187 shares of common stock issued to the former President and Chief Executive Officer.

In 2003 in an undisclosed event from Link Worldwide Logistics, Inc. (Link), it came to management's attention that a significant creditor had a stock loss protection agreement. This agreement guaranteed the creditor a value of $7.00 per share for each of the 465,000 shares of Pony Express shares he owned. Had the creditor exercised this agreement the Company would have lost in excess of $3,000,000. The Company was able to cancel the agreement in consideration of increasing the note payable to the creditor by the amount of $500,000. (See note 6)

NOTE 13  GOING CONCERN UNCERTAINTY

These financial statements are presented assuming the Company will continue as a going concern. For the years ended December 31, 2003 and 2002, the Company showed operating losses of $6,352,059 and $4,533,522, respectively, and accumulated deficit of $12,520,185 at December 31, 2003. The accompanying financial statements indicate that current liabilities exceed current assets by $6,744,781 and $3,216,426 for the years ended December 31, 2003 and 2002, respectively.

Additionally as of December 31, 2003 a majority of the notes payable are in default.

The Company's negative working capital, losses from operations, and cash used in operations raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters includes raising working capital to assure the Company's viability. Management believes that the actions being taken allow the Company to continue as a going concern.