Form 10QSB
period 2004-03-31
PONY EXPRESS USA INC
filed 2004-05-21
CIK 1037759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2004
                                             --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,757,213
                                           ----------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                            PONY EXPRESS U.S.A., INC.
                                  BALANCE SHEET
                                 MARCH 31, 2004

                           ASSETS

Current assets
      Cash                                                 $        200
      Accounts Receivable, net                                  782,018
      Prepaid and other assets                                  159,393
                                                           ------------
Total current assets                                            941,611

Property and equipment, net                                     147,856

Goodwill and other intangible assets, net                     1,411,021

Other assets
      Deferred cost                                              16,000
                                                           ------------
                                                           $  2,516,488
                                                           ============
             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Bank Overdraft                                       $     38,188
      Accounts Payable                                        1,749,466
      Accrued expenses                                        1,646,445
      Payroll taxes payable                                   1,132,871
      Loan payable - related party                                   --
      Current portion of notes payable                        4,063,729
                                                           ------------
                                                              8,630,699

Long term notes payable                                       1,275,237

Stockholders' deficit
      Convertible preferred stock, $0.001 par value,
        10,380 shares authorized, issued and outstanding             10
      Common stock, $0.001 par value, 100 million shares
        authorized, 42,757,213 issued and outstanding            42,757
      Treasury Stock (4,375,748 shares at par)                  (43,457)
      Additional paid in capital                              5,612,848
      Accumulated deficit                                   (12,981,606)
                                                           ------------
                                                             (7,369,448)
      Subscriptions receivable                                  (20,000)
                                                           ------------
Total stockholders' deficit                                  (7,389,448)
                                                           ------------

                                                           $  2,516,488
                                                           ============

                       See notes to financial statements

                            PONY EXPRESS U.S.A., INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                             2004           2003
                                          -----------    -----------

Revenues                                  $ 2,668,624    $ 1,553,234
                                          -----------    -----------
Expenses
       Salaries                             2,084,454      1,550,534
       Fleet transportation expense           290,292        239,644
       General and administrative             320,626         96,635
       Leases                                 170,857        150,836
       Licenses and taxes                      28,867         60,959
       Consulting and professional fees        33,250         48,399
       Sales expenses                          61,964         77,514
       Depreciation & amortization             36,880         31,828
                                          -----------    -----------
                                            3,027,190      2,256,349
                                          -----------    -----------
Loss from Operations                         (358,566)      (703,115)

Other expenses
       Loss on settlement                          --        (49,673)
       Interest expense                       (91,830)       (73,024)
       Loss on disposal of equipment          (11,025)       (11,025)
                                          -----------    -----------
                                             (102,855)      (133,722)
                                          -----------    -----------

Net loss                                  $  (461,421)   $  (836,837)
                                          ===========    ===========

Loss per common share - undiluted         $    (0.011)   $    (0.022)

                       See notes to financial statements

                             PONY EXPRESS USA, INC.
                        CHANGES IN STOCKHOLDERS' DEFICIT
                        THREE MONTHS ENDED MARCH 31, 2004

                                                                              ADDITIONAL
                          COMMON STOCK       PREFERRED STOCK      TREASURY     PAID IN    SUBSCRIPTIONS  ACCUMULATED
                        SHARES     AMOUNT    SHARES    AMOUNT      STOCK       CAPITAL      RECEIVABLE     DEFICIT          TOTAL
                      ----------   -------   ------   --------    --------    ----------   ------------  ------------    ----------
Balance
 December 31, 2002    36,409,500    36,410       --         --          --     2,538,469    (20,000)     (6,168,126)    (3,613,247)
Purchase of stock
 by a related trust      800,000       800       --         --          --       199,200         --              --        200,000
Sale of Preferred
 convertible stock            --        --   10,380         10          --        51,990         --              --         52,000
Issuance of stock
 relating to
 note payable             169,694       170       --         --          --        66,011         --              --         66,181
Issuance of stock
 for employee stock
 purchase plan           641,555       641       --         --          --       415,681         --              --        416,322
Issuance of stock in
 exchange of
 professional fees       474,970       475       --         --          --       267,121         --              --        267,596
Issuance of stock in
 exchange for
 loan acquisition      2,038,400     2,038       --         --          --       959,714         --              --        961,752
Issuance of stock
 for bonuses             514,340       514       --         --          --       332,227         --              --        332,741
Issuance of stock
 relating to
 settlement on
 behalf of company       920,750       921       --         --          --       510,066         --              --        510,987
Transfer to treasury          --        --       --    (43,457)     43,457            --         --              --
Net loss for 2003             --        --       --         --          --            --         --      (6,352,059)    (6,352,059)
                      ----------   -------   ------   --------    --------    ----------   --------    ------------    -----------
Balance
 December 31, 2003    41,969,209   $41,969   10,380   $     10    $(43,457)   $5,383,936   $(20,000)   $(12,520,185)   $(7,157,727)
Sale of Common stock
 to eleven investors     685,004       685       --         --          --       187,815         --              --        188,500
Issuance of stock in
 exchange for
 loan acquisition        100,000       100       --         --          --        39,900         --              --         40,000
Issuance of stock
 in exchange of
 professional fees         3,000         3       --         --          --         1,197         --              --          1,200
Net loss for the
 three months ended
 March 31, 2004               --        --       --         --          --            --         --        (461,421)      (461,421)
                      ----------   -------   ------   --------    --------    ----------   --------    ------------    -----------
Balance
 March 31, 2004       42,757,213   $42,757   10,380   $     10    $(43,457)   $5,612,848   $(20,000)   $(12,981,606)   $(7,389,448)
                      ==========   =======   ======   ========    ========    ==========   ========    ============    ===========

                       See notes to financial statements.

                            PONY EXPRESS U.S.A., INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                2004         2003
                                                              ---------    ---------
Cash flows from operating activities
      Net loss                                                $(461,421)   $(836,837)

      Adjustments to reconcile net loss to net
        cash provided by operating activities:
          Depreciation and amortization                          36,880       31,828
          Loss on disposal of equipment                          11,025       11,025
          Loss on settlement                                         --       49,673
          Issuance of Common stock in exchange for services       1,200           --
          Interest expense arising from issuance of stock        40,000        6,225
          Stock compensation expense                                 --       20,000
          (Increase) decrease in:
            Accounts receivable                                  43,633     (215,089)
            Prepaid and other assets                           (135,266)     (81,664)
            Deferred costs                                      (12,325)          --
          Increase (decrease) in:
            Bank overdraft                                      (95,469)          --
            Accounts payable                                    339,773      216,451
            Payroll taxes payable                                41,343       15,322
            Accrued expenses                                   (119,305)     184,928
                                                              ---------    ---------
      Net cash used in operating activities                    (309,932)    (598,138)
                                                              ---------    ---------

Cash flows from investing activities:
      Cash payments for the purchase of equipment                (6,220)      (4,962)
                                                              ---------    ---------

      Net cash used in investing activities                      (6,220)      (4,962)
                                                              ---------    ---------

Cash flow from financing activities
      Proceeds from loans                                       225,000      545,000
      Payments on notes payable                                 (97,348)    (163,765)
      Proceeds from sale of common stock                        188,500      200,000
                                                              ---------    ---------
      Net cash provided by financing activities                 316,152      581,235
                                                              ---------    ---------

Net decrease in cash and cash equivalents                            --      (21,865)

Cash and cash equivalents, beginning of period                      200       55,397
                                                              ---------    ---------

Cash and cash equivalents, end of period                      $     200    $  33,532
                                                              =========    =========

                       See notes to financial statements

                            PONY EXPRESS U.S.A., INC
                          NOTES TO FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2004



NOTE 1   UNAUDITED FINANCIAL STATEMENTS

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2003

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2003, which are included in Form 10- KSB.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of operating results to be expected for a full year.

NOTE 2   STOCKHOLDERS' DEFICIT

During the first quarter of 2004 the Company sold 685,004 shares of common stock for net proceeds of $188,500.

During the first quarter of 2004 the Company issued 100,000 shares of common stock, valued at $40,000, as additional consideration to a creditor for lending a $100,000 to the Company.

During the first quarter of 2004 the Company issued 3,000 shares of common stock, valued at $1,200 as consideration for professional services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION. Revenues were $2,668,624 for the first quarter ended March 31, 2004 and $1,553,234 for the first quarter ended March 31, 2003. The Company expects revenues to continue to grow through the near future.

Operating expenses were $3,027,190 and $2,256,349 for the first quarter ended March 31, 2004 and 2003 respectively. The increase in expenses reflects the increased cost of prospecting for and signing on new customers. The Company expects a consistent level of expenses throughout 2004 because of the Company's efforts to trim excessive costs, while continuing to increase revenues.

The Company had other expenses of $102,855 in the first quarter ended March 31, 2004 compared to $133,722 in the first quarter ended March 31, 2003. These expenses reflect mainly settlement expense, interest expenses and losses on disposal of equipment. For future quarters, the Company believes that the impact of this type of expense will be limited and, as the Company continues to grow, its materiality will decline.

The Company's strategy for future growth is to first reinforce its existing infrastructure, and secondly to expand beyond Florida. This involves increasing not only funding, but sales as well.

FINANCIAL CONDITION. The Company's financial condition is burdened primarily by three large debts. The Company owes approximately $913,365 to Skynet Holdings, Inc., the owner of the business prior to its acquisition by Link. This debt is represented by a promissory note and is secured by essentially all of the assets of the Company other than its vehicles.

The Company also owes approximately $1,132,871, including interest, in unpaid withholding taxes from periods prior to current management taking control of the Company. The Company is in discussions with the Internal Revenue Service seeking to obtain an affordable payment plan and has obtained a waiver of penalties.

The Company also owes $5,339,966 to 29 individuals who have lent money to the Company. These obligations have an interest rate of 9% and are payable within three years.

We are the subject of a "going concern" audit opinion. The qualified opinion was issued because of the losses we have incurred from operations. As of March 31, 2004, we had a working capital deficit of $7,689,088, which raises substantial doubt about our ability to continue as a going concern in the absence of a significant infusion of capital.

CRITICAL ACCOUNTING POLICIES

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

Accounts Receivable and Revenue Recognition

In the first quarter of 2004, we had sales of $2,668,624. At March 31, 2004 we had $782,018 of accounts receivable, net of an allowance of $138,224 for uncollectible accounts. In accordance with our revenue recognition policy, revenue from sales is recognized when the service is delivered.

Intangible Assets

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

RISK FACTORS

NEED FOR SIGNIFICANT ADDITIONAL CAPITAL. The Company will require significant additional capital to implement both its short term and long term business strategies. There can be no assurance that such additional capital will be available, or if available, that the terms will be satisfactory for the Company. Any inability to obtain additional financing at required intervals and upon reasonable terms will have a material adverse effect on the Company's ability to implement its complete business plan. Any additional financing could involve substantial dilution to the interests of the Company's then existing shareholders.

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

INTENTIONAL, CRIMINAL THIRD PARTY INTERVENTION. The events of September 11, 2001 demonstrated that no firm can be completely secure from terrorist acts. Though we have taken several precautions to prevent any disruptions from terrorist attacks, we cannot guarantee that our operations are completely invulnerable. A disruption can occur from numerous sources, including damage to the company property, damage to one of our vendors, suppliers or customers, or damages to third parties such that it restricts the flow of commerce. In addition, a disruption could be the result of an intentional attack on our computer systems. Disruptions could materially adversely affect our revenues.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is defending and/or settling approximately 12 lawsuits brought against Link Worldwide Logistics, Inc., the prior operator of the Company's business. These lawsuits consist of claims for breach of contract, insufficient funds checks, unpaid wages and workers' compensation claims. The Company does not consider these claims to be material, either individually or in the aggregate. None of the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities is a party adverse to the Company nor do any of the foregoing individuals have a material interest adverse to the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In order to obtain required working capital, the Company has borrowed money from 29 individuals, many of whom are also shareholders of the Company. As of March 31, 2004, the Company owed a total of $5,339,966 to these individuals. Of this amount, $2,242,990 is currently in default because the Company has been unable to make required payments when due. The Company has maintained regular contact with these individuals and, while no formal forbearance commitments have been obtained, none of the individuals has instituted any legal action for collection.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

 Exhibit No.       Description

         31.1  Certification of principal executive officer

         31.2  Certification of principal financial officer

         32    Section 1350 Certification

         (b) Reports on Form 8-K.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Pony Express U.S.A., Inc.
                                              (Registrant)



Date:   May  ,2003                      By:  /s/ Peter Ticktin
    -------------------                      -----------------
                                                (Signature)