Form 10QSB
period 2004-06-30
PONY EXPRESS USA INC
filed 2004-08-25
CIK 1037759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2004
                                             -------------

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,512,078
                                                     ----------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                            PONY EXPRESS U.S.A., INC.
                                  BALANCE SHEET
                                  JUNE 30, 2004

                                     ASSETS
                                                                         (Unaudited)
Current assets
      Cash                                                              $      5,963
      Accounts Receivable, net                                               801,991
      Prepaid and other assets                                               107,085
                                                                        ------------
Total current assets                                                         915,039

Property and equipment, net                                                  154,005

Goodwill and other intangible assets, net                                  1,383,278

Other assets
      Deferred cost                                                           16,089
                                                                        ------------
                                                                        $  2,468,411
                                                                        ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Bank Overdraft                                                    $    206,674
      Accounts Payable                                                     1,717,918
      Accrued expenses                                                     1,900,467
      Payroll taxes payable                                                1,156,138
      Loan payable - related party                                           624,538
      Current portion of notes payable                                     1,687,656
                                                                        ------------
Total Current Liabilities                                                  7,293,391

Long term notes payable                                                    2,316,036
                                                                        ------------
Total Liabilities                                                          9,609,427
                                                                        ------------

Stockholders' deficit
      Convertible preferred stock, $0.001 par value, 10,380 shares
       authorized, issued and outstanding                                         10
      Common stock, $0.001 par value, 100 million shares authorized
        and 45,555,792  issued and outstanding                                45,556
      Treasury Stock (4,375,748 shares at par)                               (43,457)
      Additional paid in capital                                           6,707,468
      Accumulated deficit                                                (13,830,593)
                                                                        ------------
                                                                          (7,121,016)
      Subscriptions receivable                                               (20,000)
                                                                        ------------
                                                                          (7,141,016)
                                                                        ------------

                                                                        $  2,468,411
                                                                        ============

                 See accompanying notes to financial statements

                            PONY EXPRESS U.S.A., INC.
                                INCOME STATEMENTS

                                                Three Months Ended                  Six Months Ended
                                                      June 30,                          June 30,
                                                2004             2003            2004              2003
                                            -----------      -----------      -----------      -----------
                                            (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenues                                    $ 2,817,479      $ 2,160,763      $ 5,486,103      $ 3,713,997
                                            -----------      -----------      -----------      -----------

Expenses
       Salaries                               2,664,301        1,783,415        4,748,755        3,358,950
       Fleet transportation expense             290,821          338,389          581,113          578,033
       General and administrative               246,178          232,817          566,804          329,452
       Bad debt expense                          67,351               --          114,765               --
       Leases                                   157,669          106,715          328,526          257,551
       Licenses and taxes                        (2,167)          70,400           26,700          131,359
       Consulting and professional fees          23,765           67,088           57,015          115,487
       Sales expenses                            89,233          117,883          151,197          195,397
       Depreciation & amortization               36,893           31,827           73,773           63,655
                                            -----------      -----------      -----------      -----------
                                              3,574,044        2,748,534        6,648,647        5,029,884
                                            -----------      -----------      -----------      -----------
Loss from Operations                           (756,564)        (587,771)      (1,162,544)      (1,315,887)

Other income/(expenses)
       Gain/(Loss) on settlement                     --           (4,250)              --          113,930
       Interest expense                         (41,334)         (67,942)        (133,164)        (134,716)
       Loss on disposal of equipment             (3,675)         (11,025)         (14,700)         (22,050)
                                            -----------      -----------      -----------      -----------
                                                (45,009)         (83,217)        (147,864)         (42,836)
                                            -----------      -----------      -----------      -----------

Net loss                                    $  (801,572)     $  (670,988)     $(1,310,408)     $(1,358,723)
                                            ===========      ===========      ===========      ===========

Loss per common share - undiluted           $    (0.018)     $    (0.018)     $    (0.030)     $    (0.037)
                                            ===========      ===========      ===========      ===========

                 See accompanying notes to financial statements

                             PONY EXPRESS USA, INC.
                        CHANGES IN STOCKHOLDERS' DEFICIT
                         SIX MONTHS ENDED JUNE 30, 2004

                                                                                                           ADDITIONAL
                              COMMON STOCK       PREFERRED STOCK   TREASURY    PAID IN    SUBSCRIPTIONS   ACCUMULATED
                          SHARES      AMOUNT   SHARES     AMOUNT   STOCK      CAPITAL      RECEIVABLE      DEFICIT        TOTAL
                        ----------    -------  ------     ------  --------  ----------   --------------  -----------   -----------
Balance
 December 31, 2002      36,409,500    $36,410      --      --           --   $2,538,469     $(20,000)   $ (6,168,126)  $(3,613,247)
Purchase of
 stock by a
 related trust             800,000        800      --      --           --      199,200           --              --       200,000
Sale of
 Preferred
 convertible stock              --         --  10,380      10           --       51,990           --              --        52,000
Issuance of
 stock relating
 to note payable           169,694        170      --      --           --       66,011           --              --        66,181
Issuance of
 stock for
 employee stock
 purchase plan             641,555        641      --      --           --      415,681           --              --       416,322
Issuance of
 stock in
 exchange of
 professional fees         474,970        475      --      --           --      267,121           --              --       267,596
Issuance of
 stock in
 exchange for
 loan acquisition        2,038,400      2,038      --      --           --      959,714           --              --       961,752
Issuance of
 stock for bonuses         514,340        514      --      --           --      332,227           --              --       332,741
Issuance of
 stock relating
 to settlement
 on behalf
 of company                920,750        921      --      --           --      510,066           --              --       510,987
Transfer to treasury            --         --      --      --      (43,457)      43,457           --              --            --
Net loss for 2003               --         --      --      --           --           --           --      (6,352,059)    6,352,059)
                        ----------    -------  ------     ---     --------   ----------     --------    ------------   -----------
Balance
 December 31, 2003      41,969,209    $41,969  10,380     $10     $(43,457)  $5,383,936     $(20,000)   $(12,520,185)  $(7,157,727)
Sale of
 Common stock
 to nineteen
 investors               1,683,583      1,684      --      --           --      377,295           --              --       378,979
Issuance of
 stock in
 exchange for
 cancellation
 of debt                 1,800,000      1,800      --      --           --      905,140           --              --       906,940
Issuance of
 stock in
 exchange for
 loan acquisition          100,000        100      --      --           --        1,197           --              --         1,297
Issuance of
 stock in
 exchange of
 professional fees           3,000          3      --      --           --       39,900           --              --        39,903
Net loss for
 the six months
 ended June 30, 2004            --         --      --      --           --           --           --      (1,310,408)   (1,310,408)
                        ----------    -------  ------     ---     --------   ----------     --------    ------------   -----------
Balance
 June 30, 2004          45,555,792    $45,556  10,380     $10     $(43,457)  $6,707,468     $(20,000)   $(13,830,593)  $(7,141,016)
                        ==========    =======  ======     ===     ========   ==========     ========    ============   ===========

                 See accompanying notes to financial statements

                            PONY EXPRESS U.S.A., INC.
                              CASH FLOW STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                   2004             2003
                                                                -----------      -----------
                                                                (Unaudited)     (Unaudited)
Cash flows from operating activities
      Net loss                                                  $(1,310,408)     $(1,358,723)
                                                                -----------      -----------

      Adjustments to reconcile net loss to net
        cash used in operating activities:
          Depreciation and amortization                              73,773           63,655
          Bad debt expense                                           67,351               --
          Loss on disposal of equipment                              14,700           22,050
          Issuance of Common stock in exchange for services          41,200               --
          (Increase) decrease in accounts receivable                (43,691)        (284,088)
          (Increase) decrease in prepaid assets                     (82,958)         (42,624)
          (Increase) decrease in other assets                        (1,389)          (4,383)
          (Increase) decrease in property and equipment             (54,212)          (8,405)
          Increase (decrease) in bank overdraft                      73,317          119,734
          Increase (decrease) in accounts payable                   308,225           72,454
          Increase (decrease) in payroll taxes payable               64,610          209,491
          Increase (decrease) in accrued expenses                   134,717           84,664
                                                                -----------      -----------
          Total adjustments                                         595,643          232,548
                                                                -----------      -----------
      Net cash used in operating activities                        (500,868)      (1,126,175)
                                                                -----------      -----------

Cash flow from financing activities
      Proceeds from loans                                           399,435          828,978
      Payments on loans                                            (271,783)              --
      Sale of common stock                                          378,979          200,000
      Sale of preferred stock                                            --           52,000
                                                                -----------      -----------
      Net cash provided by financing activities                     506,631        1,080,978
                                                                -----------      -----------

Net increase (decrease) in cash and cash equivalents                  5,763          (45,197)

Cash and cash equivalents, beginning of period                          200           55,397
                                                                -----------      -----------

Cash and cash equivalents, end of period                        $     5,963      $    10,200
                                                                ===========      ===========

Cash paid during the period for:
  Interest expense                                              $        --      $    58,706
                                                                ===========      ===========

                 See accompanying notes to financial statements

                            PONY EXPRESS U.S.A., INC
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 1   UNAUDITED FINANCIAL STATEMENTS

The accompanying financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and, therefore, omit or condense certain footnotes and other information normally included in financial statements prepared in accordance with generally accepted accounting principles. It is suggested that these consolidated condensed financial statements should be read in conjunction with the Company's financial statements and notes thereto included in the Company's audited financial statements on Form 10-KSB for the fiscal year ended December 31, 2003.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 1 of the Notes to Financial Statements included in the Company's audited financial statements for the fiscal year ended December 31, 2003, which are included in Form 10- KSB.

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three-month period ended June 30, 2004 are not necessarily indicative of operating results to be expected for a full year.

NOTE 2   STOCKHOLDERS' DEFICIT

During the first quarter of 2004 the Company sold 685,004 shares of common stock for net proceeds of $188,500.

During the first quarter of 2004 the Company issued 100,000 shares of common stock, valued at $40,000, as additional consideration to a creditor for lending $100,000 to the Company.

During the first quarter of 2004 the Company issued 3,000 shares of common stock, valued at $1,200 as consideration for professional services.

During the second quarter of 2004 the Company sold 998,579 shares of common stock for net proceeds of $190,480

During the second quarter of 2004 the Company issued 1,800,000 shares of common stock, in exchange for cancellation of a debt in the amount of $906,940.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION. Revenues were $5,513,622 for the six months ended June 30, 2004 and $3,713,997 for the six months ended June 30, 2003. The Company expects revenues to continue to grow through the near future.

Operating expenses were $6,527,491 and $5,029,884 for the six months ended June 30, 2004 and 2003 respectively. The increase in expenses reflects the increased cost of prospecting for and signing on new customers. The Company expects a consistent level of expenses throughout 2004 because of the Company's efforts to trim excessive costs, while continuing to increase revenues.

The Company had other expenses of $82,642 in the six months ended June 30, 2004 compared to $42,836 in the six months ended June 30, 2003. These expenses reflect mainly settlement expense, interest expenses and losses on disposal of equipment. For future quarters, the Company believes that the impact of this type of expense will be limited and, as the Company continues to grow, its materiality will decline.

The Company's strategy for future growth is to first reinforce its existing infrastructure, and secondly to expand beyond Florida. This involves increasing not only funding, but sales as well.

FINANCIAL CONDITION. The Company's financial condition is burdened primarily by three large debts. The Company owes approximately $845,408 to Skynet Holdings, Inc., the owner of the business prior to its acquisition by Link. This debt is represented by a promissory note and is secured by essentially all of the assets of the Company other than its vehicles.

The Company also owes approximately $1,156,138, including interest, in unpaid withholding taxes from periods prior to current management taking control of the Company. The Company is in discussions with the Internal Revenue Service seeking to obtain an affordable payment plan and has obtained a waiver of penalties.

The Company also owes $3,158,284 to 25 individuals who have lent money to the Company. These obligations have an interest rate of 9% to 18% and are payable within three years.

We are the subject of a "going concern" audit opinion. The qualified opinion was issued because of the losses we have incurred from operations. As of June 30, 2004, we had a working capital deficit of $6,368,352, which raises substantial doubt about our ability to continue as a going concern in the absence of a significant infusion of capital.

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

Accounts Receivable and Revenue Recognition

For the six months ended June 30, 2004, we had sales of $5,513,622. At June 30, 2004 we had $996,223 of accounts receivable, net of an allowance of $194,232 for uncollectible accounts. In accordance with our revenue recognition policy, revenue from sales is recognized when the service is delivered.

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

INTENTIONAL, CRIMINAL THIRD PARTY INTERVENTION. The events of September 11, 2001 demonstrated that no firm can be completely secure from terrorist acts. Though we have taken several precautions to prevent any disruptions from terrorist attacks, we cannot guarantee that our operations are completely invulnerable. A disruption can occur from numerous sources, including damage to the Company's property, damage to one of our vendors, suppliers or customers, or damages to third parties such that it restricts the flow of commerce. In addition, a disruption could be the result of an intentional attack on our computer systems. Disruptions could materially adversely affect our revenues.

ITEM 3.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive
Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

ITEM 3.  DEFAULTS UPON  SENIOR SECURITIES

In order to obtain required working capital, the Company has borrowed money from 29 individuals, many of whom are also shareholders of the Company. As of June 30, 2004, the Company owed a total of $3,158,284 to these individuals. Of this amount, $1,698,756 is currently in default because the Company has been unable to make required payments when due. The Company has maintained regular contact with these individuals and, while no formal forbearance commitments have been obtained, none of the individuals has instituted any legal action for collection.

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

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Pony Express U.S.A., Inc.
                                                    (Registrant)



Date:   August 23, 2004                      By:  /s/ Peter Ticktin
        ---------------                           -----------------
                                                  (Signature)