Form 10QSB
period 2004-09-30
PONY EXPRESS USA INC
filed 2004-11-24
CIK 1037759

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004
                                 ---------------

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,835,519

                                  -------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

                            PONY EXPRESS U.S.A., INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004

                                     Assets
                                                                   (Unaudited)
                                                                   ------------
Current assets
      Cash                                                         $     63,113
      Accounts Receivable, net                                          688,489
      Prepaid and other assets                                           62,047
                                                                   ------------
Total current assets                                                    813,649

Property and equipment, net                                             149,309

Goodwill and other intangible assets, net                             1,355,548

Other assets
      Deferred cost                                                      16,089
                                                                   ------------
                                                                   $  2,334,595
                                                                   ============

                      Liabilities and Stockholders' Deficit

Current Liabilities
      Bank Overdraft                                               $    277,552
      Accounts Payable                                                1,863,856
      Accrued expenses                                                1,801,389
      Payroll taxes payable                                           1,148,214
      Current portion of notes payable                                2,402,842
                                                                   ------------
Total Current Liabilities                                             7,493,853

Long term notes payable                                               2,137,449

                                                                   ------------
Total Liabilities                                                     9,631,302
                                                                   ------------

Stockholders' deficit
      Convertible preferred stock, $0.001 par value, 10,380
        shares authorized, issued and outstanding                            10
      Common stock, $0.001 par value, 100 million shares
        authorized and 48,835,519 issued and outstanding                 48,835
      Treasury Stock (4,375,748 shares at par)                          (43,457)
      Additional paid in capital                                      7,255,288
      Accumulated deficit                                           (14,537,383)
                                                                   ------------
                                                                     (7,276,707)
      Less: Subscriptions recievable                                    (20,000)
                                                                   ------------
                                                                     (7,296,707)
                                                                   ------------
                                                                   $  2,334,595
                                                                   ============


   The accompanying notes are an integral part of these financial statements

                            PONY EPRESS U.S.A., INC.
                                INCOME STATEMENTS

                                                 Three Months Ended                Nine Months Ended
                                                    September 30                     September 30
                                            ----------------------------      ----------------------------
                                                2004             2003            2004             2003
                                            -----------      -----------      -----------      -----------
                                            (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                            -----------      -----------      -----------      -----------

Revenues                                    $ 2,303,698      $ 2,440,713      $ 7,789,801      $ 6,154,710
                                            -----------      -----------      -----------      -----------

Expenses
       Salaries                               1,696,803        1,899,480        6,445,558        5,258,430
       Fleet transportation expense             381,154          276,159          962,267          854,192
       General and administrative               253,272          228,099          820,076          557,551
       Bad Debts                                245,308               --          360,073               --
       Leases                                   207,523          154,817          536,049          412,368
       Licenses and taxes                        29,053            3,000           55,752          134,359
       Consulting and professional fees          14,074           97,627           71,089          213,114
       Sales expenses                            41,315          110,370          192,512          305,767
       Depreciation & amortization               36,880           46,546          110,652          110,201
                                            -----------      -----------      -----------      -----------
                                              2,905,380        2,816,098        9,554,028        7,845,982
                                            -----------      -----------      -----------      -----------
Loss from Operations                           (601,682)        (375,385)      (1,764,226)      (1,691,272)

Other income/(expenses)
       Gain        on settlement                     --               --          113,930               --
       Interest expense                        (105,108)        (179,841)        (238,272)        (314,557)
       Loss on disposal of equipment                 --          (11,025)         (14,700)         (33,075)
                                            -----------      -----------      -----------      -----------
                                               (105,108)        (190,866)        (252,972)        (233,702)
                                            -----------      -----------      -----------      -----------

Net loss                                    $  (706,789)     $  (566,251)     $(2,017,198)     $(1,924,974)
                                            ===========      ===========      ===========      ===========

Loss per common share - undiluted           $    (0.015)     $    (0.015)     $    (0.043)     $    (0.052)



    The accompanying notes are an integral part of these financial statements

                            PONY EXPRESS U.S.A., INC.
                               CASH FLOW STATEMENTS
                         NINE MONTHS ENDED SEPTEMBER 30,

                                                                 2004            2003
                                                             (Unaudited)      (Unaudited)
                                                             -----------      -----------
Cash flows from operating activities
     Net loss                                                $(2,017,198)     $(1,924,974)
                                                             -----------      -----------

     Adjustments to reconcile net loss to net
       cash provided by operating activities:
          Depreciation and amortization                          110,652          110,201
          Beneficial conversion  feature                              --            1,000
          (Increase) decrease in:
               Accounts receivable                               137,162         (413,374)
               Prepaid assets                                    (37,920)         (16,622)
               Deferred costs                                     (1,389)          29,723
               Other assets                                           --           (1,000)
          Increase (decrease) in:
               Accounts payable                                  454,162          224,506
               Bank overdraft                                    143,895               --
               Payroll taxes payable                              56,686          308,662
               Accrued expenses                                   35,639           59,559
                                                             -----------      -----------
                                                                 898,887          302,655
                                                             -----------      -----------
     Net cash used in operating activities                    (1,118,311)      (1,622,319)
                                                             -----------      -----------
Cash flow from investing activities
     Purchases of property and equpment                          (25,972)         (13,462)
                                                             -----------       ----------
     Net cash provided by investing activities                   (25,972          (13,462)
                                                             -----------       ----------
Cash flow from financing activities
     Proceeds from loans                                         545,000        1,133,157
     Conversion of debt to capital                               906,940           40,455
     Payments on loans                                        (1,216,023)          52,000
     Sale of common stock                                        930,079          200,000
     Issuance of common stock for expenses in lieu of cash        41,200               --
     Issuancc of common stock for note payable                        --           66,181
     Sale of preferred stock                                          --          140,200
                                                             -----------      -----------
     Net cash provided by financing activities                 1,207,196        1,631,993
                                                             -----------      -----------

Net increase (decrease) in cash and cash equivalents              62,913           (3,788)

Cash and cash equivalents, beginning of period                       200           55,397
                                                             -----------      -----------

Cash and cash equivalents, end of period                     $    63,113      $    51,609
                                                             ===========      ===========

Cash paid during the periods for interest                        128,282          114,017
                                                             -----------      -----------

   The accompanying notes are an integral part of these financial statements

                             PONY EXPRESS USA, INC.
                        CHANGES IN STOCKHOLDERS' DEFICIT
                      NINE MONTHS ENDED SEPTEMBER 30, 2004


                                                                        COMMON STOCK             PREFERRED STOCK         TREASURY
                                                                 SHARES           AMOUNT     SHARES        AMOUNT           STOCK
                                                               ----------------------------------------------------   ------------
Balance December 31, 2002                                      36,409,500         36,410         --             --              --

Purchase of stock by a related trust                              800,000            800         --             --              --

Sale of Preferred convertible stock                                    --             --     10,380             10              --

Issuance of stock relating to note payable                        169,694            170         --             --              --

Issuance of stock for employee stock purchase plan                641,555            641         --             --              --

Issuance of stock in exchange of professional fees                474,970            475         --             --              --

Issuance of stock in exchange for loan acquisition              2,038,400          2,038         --             --              --

Issuance of stock for bonuses                                     514,340            514         --             --              --

Issuance of stock relating to settlement on behalf of company     920,750            921         --             --              --

Transfer to treasury                                                   --             --         --             --         (43,457)

Net loss for 2003                                                      --             --         --             --              --

                                                               -------------------------------------------------------------------

Balance December 31, 2003                                      41,969,209      $  41,969     10,380   $         10    $    (43,457)

Sale of Common stock to twenty five investors                   4,963,310          4,963         --             --              --

Issuance of stock in exchange for cancellation of debt          1,800,000          1,800         --             --              --

Issuance of stock in exchange for loan acquisition                100,000            100         --             --              --

Issuance of stock in exchange of professional fees                  3,000              3         --             --              --

Net loss for the nine months ended September 30, 2004                  --             --         --             --              --
                                                               --------------------------------------------------------------------

Balance September 30, 2004 (Unaudited)                         48,835,519      $  48,835     10,380   $         10    $    (43,457)
                                                               ===================================================================
[RESTUBBED}

                                                               ADDITIONAL
                                                                 PAID IN          SUBSCRIPTIONS    ACCUMULATED
                                                                 CAPITAL            RECEIVABLE       DEFICIT            TOTAL
                                                               ----------------------------------------------------------------
Balance December 31, 2002                                       2,538,469           (20,000)       (6,168,126)       (3,613,247)

Purchase of stock by a related trust                              199,200                --                --           200,000

Sale of Preferred convertible stock                               51,990                 --                --            52,000

Issuance of stock relating to note payable                         66,011                --                --            66,181

Issuance of stock for employee stock purchase plan                415,681                --                --           416,322

Issuance of stock in exchange of professional fees                267,121                --                --           267,596

Issuance of stock in exchange for loan acquisition                959,714                --                --           961,752

Issuance of stock for bonuses                                     332,227                --                --           332,741

Issuance of stock relating to settlement on behalf of company     510,066                --                --           510,987

Transfer to treasury                                               43,457                --                --                --

Net loss for 2003                                                      --                --        (6,352,059)       (6,352,059)
                                                               ----------------------------------------------------------------

Balance December 31, 2003                                      $5,383,936      $    (20,000)     $(12,520,185)     $ (7,157,727)

Sale of Common stock to twenty five investors                     925,115                --                --           930,078

Issuance of stock in exchange for cancellation of debt            905,140                --                --           906,940

Issuance of stock in exchange for loan acquisition                  1,197                --                --             1,297

Issuance of stock in exchange of professional fees                 39,900                --                --            39,903

Net loss for the nine months ended September 30, 2004                  --                --        (2,017,198)       (2,017,198)
                                                               ----------------------------------------------------------------

Balance September 30, 2004 (Unaudited)                         $7,255,288      $    (20,000)     $(14,537,383)     $ (7,296,707)
                                                               ================================================================


 The accompanying notes are an integral part of these financial sta

                        PONY EXPRESS U.S.A., INC
                     NOTES TO FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004


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

In the opinion of management, the unaudited financial statements include all necessary adjustments (consisting of normal, recurring accruals) for a fair presentation of the financial position, results of operations and cash flow for the interim periods presented. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The results of operations for the three-month period ended September 30, 2004 are not necessarily indicative of operating results to be expected for a full year.

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

During the second quarter of 2004 the Company sold 998,579 shares of common stock for net proceeds of $190,480.

During the second quarter of 2004 the Company issued 1,800,000 shares of common stock, in exchange for cancellation of a debt in the amount of $906,940.

During the third quarter of 2004 the Company sold 3,279,727 shares of common stock for net proceeds of $551,100.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Over the last 11 quarters, we have learned that it is almost impossible to break through and become a viable competitor to the major world shippers, UPS and FedEx. The fact is that general package delivery is being done now with the state of the art technology by two (three including DHL) companies that have saturated the ground, causing the cost of their deliveries to be minimized. Any new competition would have to have sufficient funding to develop a sufficient infrastructure and run it at a loss until a critical volume is achieved.

In the course of our business, we have come to realize that PonyExpress has something special to offer, as we can provide niche services that afford an ability to compete successfully. Although the core of our business is general package delivery, it has become apparent that PonyExpress' future must be realized through pursuing smarter business. These are explained below.

As most of our investors know, PonyExpress was having financial problems long before this past summer's hurricanes and was weak due to being undercapitalized. While our former sales department was working diligently to offer prices that were competitive with UPS and FedEx, we permitted sales to prevail over operations in regard to the question of profitability or lack of profitability of each sale. This lead to approval of numerous contracts that cost us to deliver.

The most apparent reason that a multitude of unprofitable sales were made were failures of systems requiring accountability. The primary underlying reason of why the Sales Department sold at prices that were too low is that its understanding was that the marketplace simply would not support a higher pricing structure. With UPS charging less than $4.00 to deliver a 1 lb. package, it was difficult to sell at prices that were much higher. Moreover, the larger the customer, the greater the volume discount that competition gave. The advantage that PonyExpress had of next day delivery as opposed to UPS' 3 day which was usually delivered next day evaporated in early 2004, when UPS assured customers of next day for the same old 3 day rate.

Through 2003 and early 2004, numerous sales were made. Revenues multiplied and so did the expenses. The company was feeding a white elephant. In fact, it is the last remaining remnant of the old Pony Express that operated across the continent. The rest of it could not compete in the inventory rejecting paradigm that developed after the recession of 1973.

Worse, the Sales Department got sucked into competing head to head with the giants with insufficient development of niches which had some success.

The stream of unprofitable sales culminated in a contract with the State of Florida's Department of Management Services. It was supposed to have been profitable and it was not. PonyExpress spent precious funds to get ready for the service that the State needed. For instance, it required extra staff and the printing of special waybills. The problem was that the revenue from the State decreased with the additional work due to the low pricing structure that won the bid.

Upon realizing the damage of the State Contract, we decided to stop service for its non-profitable accounts, and a plan was implemented where we downsized to approximately 1 of 6 customers, which left 62% of the revenues.

This is a plan which was well thought through, and by all rights should have, and would have, worked. Unfortunately, the revenue generated from service and the cash flow suffered a sudden and debilitating decline. This was because Hurricane Charley hit Florida. The whole economy suffered a slowdown. Customers of our customers were not taking orders for items such as plants. In fact, our plant customers in Central Florida suffered damage to their greenhouses. The State sent its employees that had been in payables to do emergency work, which meant that only a few were paying bills, such as that which we had sent the State.

In the middle of our plans for a downsize, Charley hurt the company's ability to stay in business, though we probably would have bounced right back, had it been one hurricane. It makes no difference if a hurricane hits the Panhandle or South Florida, in that either way, it was hitting our customers. Charley was followed by three more hurricanes. We may have well made our transition if we then had only Francis, however, then Ivan was followed by Jeanne, and there was a prolonged period with serious deficiencies in receipts.

We were not able to obtain private funding, as our share price was too low at that point to make a reasonable and speedy offering.

As a result of the harm caused by our lack of cash flow and capital, PonyExpress, as it has historically, was forced to re-invent itself. Our package delivery service, the core of the business, had to go.

There are 3 areas where we are doing good and smart business. They are: First, Dedicated Routes, where we deliver for customers on a prearranged route, and where the driver picks up and delivers in the same day, requiring no use of the infrastructure. This service grosses the company approximately $170,000 per month with at net profit of approximately $35,000. There is a possibility that some of these accounts will disappear by attrition, and this is a difficult area to point growth. Secondly, there are sales that were made based on destination. In this case, our trucks are going to a major retail outlet, such as Home Depot. We made it a point to get additional customers to deliver to those same stops. This utilized the Hub and Spoke infrastructure, but not the 140 routes that the vans required. This service grosses approximately $120,000 at a cost of approximately $245,000 for a net loss of approximately $125,000. However, this service is being completely restructured. It will no longer use the hub and spoke method of delivery, which was underutilized. The restructuring will permit the continued performance of the delivery of boxes of plants (as opposed to fulfillment which did not rely on the infrastructure) to the Home Depot stores for what is calculated to be a little less than $65,000 monthly, which is expected to yield a net profit of approximately $25,000 per month. Lastly, we have moved into the plant fulfillment business which is profitable, and implements the equipment and only one Depot at this time in Pompano.

It seems clear that we have an opportunity to actually turn a profit with our new business plan, provided that we get some financing to overcome the debt that has mounted in recent months. Lately, we have not been able to meet all of our commitments. Employees have been paid late, and are owed salaries and wages. In fact, the company has been late with its obligation to Pony Express Delivery Services, Inc., which sold the operation to the company in 2001.

As our problems were manifested by the hurricanes, the we have made a claim for relief from FEMA for $1.5 million. This amount will be more than sufficient to get us back on our feet and running in our new direction. Also, private sources of funding are being sought.

Moreover, in an effort to conserve, we have accepted the resignation of Harvey Scholl as a member of the Board of Directors and as Chief Legal and Compliance Officer and of Ken McCoy as Chief Financial Officer. Also, William Burbank was discharged as Chief of Sales and Marketing.

The company is in financial difficulty, but the amount of additional capital needed to get us over the "hump" to the point where we will have a positive cash flow is slight. There is a good plan to achieve growth from major new customers in the area where we are now directed, which is the area of service, primarily fulfillment. We have developed a relationship with numerous customers of an industry, the plant growers, who require a service for which there is a lack of companies that can perform the service well. We can do the job with the creativity and diligence that is needed.

The new sales that are foreseeable should be sufficient to take this company to a national level.

When we develop a new area for fulfillment, such as Jacksonville/
Tallahassee/Panhandle which is now being discussed, the same trucks that are delivering the fulfillment plants can carry the Destination Driven boxes of plants and other products to the same Home Depot stores, making those deliveries less expensive.

The bottom line is that we have a good plan to rebuild going forward. We also has a cash shortage problem which makes investment in this company risky. Upon funding, which is presently being sought, albeit from FEMA or privately, the risk will lessen most significantly.

All in all, the company has shrunk and our management has determination to make something of this opportunity.

Our President, Peter Ticktin, appears to have evolved from an attorney to a businessman. He jumped into a business of which he knew nothing because he saw value in the name "Pony Express" and value in keeping the American Icon alive. He jumped in because no one who knew how to run a large business and no one who knew how to perform a turnaround wanted to have anything to do with the company in the shape that it was in. It took Mr. Ticktin a long time to understand the new playing field that a business major would have already known. However, he has it now. He is personally involved in all of the downsizing and other critical affairs of the company at this time. Operations and Sales are together in assuring that only sales that are profitable will be made.

The old white elephant that was eating all the money was excised and the few remaining parts of the business were retained because they are profitable. PonyExpress has a major advantage in being able to offer the best service in plant fulfillment, and it should grow relatively quickly with little capital expense.

We believe we are moving into operational profitability based on only oour current customer base. Our expenses have been reduced so radically that our billings should exceed our ongoing operational and administrative expenses with the implementation of the new system of delivery for Destination Driven Sales, and with the momentary abandonment of the Hub & Spoke system.

RESULTS OF OPERATION. Revenues were $7,789,801 for the nine months ended September 30, 2004 and $6,154,710 for the nine months ended September 30, 2003. This reflects less revenue than was expected for the period, primarily as a result of the hurricanes that hit Florida this summer, as discussed above.

Operating expenses were $9,554,028 and $7,845,982 for the nine months ended September 30, 2004, and 2003 respectively. The increase in expenses reflects the increased scope of the Company's operations during this period. Operating expenses are expected to drop significantly in future periods as a result of the down-sizing of the Company, as discussed above.

The Company had other expenses of $252,972 in nine months ended September 30, 2004 compared to $233,702 in the six months ended June 30, 2004. These expenses reflect mainly interest expenses, due to our increased need for capital.

FINANCIAL CONDITION. The Company's financial condition is burdened primarily by three large debts. The Company owes approximately $810,832 to Pony Express Delivery Services, Inc., the owner of the business prior to its acquisition by Link. This debt is represented by a promissory note and is secured by essentially all of the assets of the Company other than its vehicles.

The Company also owes approximately $1,148,214, including interest, in unpaid withholding taxes and unemployment taxes. The Company is in discussions with the Internal Revenue Service seeking to obtain an affordable payment plan and has obtained a waiver of penalties.

The Company also owes $3,192,078 to 31 individuals who have lent money to the Company. These obligations have an interest rate of 9% to 18% and are payable within three years.

We are the subject of a "going concern" audit opinion. The qualified opinion was issued because of the losses we have incurred from operations. As of September 30, 2004, we had a working capital deficit of $6,680,204, which raises substantial doubt about our ability to continue as a going concern in the absence of a significant infusion of capital.

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

ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION

For the nine months ended September 30, 2004, we had sales of $7,789,801.
At September 30, 2004 we had $688,489 of accounts receivable, net of an allowance of $425,870 for uncollectible accounts. In accordance with our revenue recognition policy, revenue from sales is recognized when the service is delivered.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

In order to obtain required working capital, the Company has borrowed money from 31 individuals, many of whom are also shareholders of the Company. As of September 30, 2004, the Company owed a total of $3,529,460 to these individuals. Of this amount, $1,560,804 is currently in default because the Company has been unable to make required payments when due. The Company has maintained regular contact with these individuals and, while no formal forbearance commitments have been obtained, none of the individuals has instituted any legal action for collection.

ITEM 5.  OTHER INFORMATION

On November 10, 2004, Harvey Scholl resigned as a director and Chief Legal and Compliance Officer of the Company, and on November 11, 2004, Kenneth McCoy resigned as Chief Financial Officer of the Company, in both cases in order to pursue other employment opportunities. On August 15, 2004, William Burbank was discharged as Chief of Sales and Marketing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

 Exhibit No.      Description

         31.1     Certification of principal executive officer

         31.2     Certification of principal financial officer

         32       Section 1350 Certification

    (b) Reports on Form 8-K. On September 20, 2004, the Company filed a report on Form 8-K regarding the termination of a material contract, recent sales of unregistered securities, appointment of a new director, and appointments of new officers.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Pony Express U.S.A., Inc.
                                  (Registrant)



Date:  November 22,2004                      By:  /s/ Peter Ticktin
       ----------------                           -----------------
                                                  (Signature)